Form 10-Q
period 1996-09-29
PJ AMERICA INC
filed 1996-11-12
CIK 1021723

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        COMMISSION FILE NUMBER: 0-21587


                                PJ AMERICA, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                              61-1308435
      (I.R.S. Employer              (State or other jurisdiction of
   Identification Number)            incorporation or organization)


                               9109 PARKWAY EAST
                           BIRMINGHAM, ALABAMA 35206
                    (Address of principal executive offices)

                                 (205) 836-1212
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          Yes                                       No  X
             -----                                    -----

          At November 11, 1996, there were outstanding 4,755,000 shares of the registrant's common stock, par value $.01 per share.

                                PJ AMERICA, INC.

                                     INDEX


PART I.    FINANCIAL INFORMATION                                        Page No.

Item 1.    Financial Statements


           Condensed Combined Balance Sheets --
           September 29, 1996 and December 31, 1995                        2


           Condensed Combined Statements of Income --
           Three Months and Nine Months Ended September 29, 1996
           and September 24, 1995                                          3


           Condensed Combined Statements of Stockholders'
           Equity -- Nine Months Ended September 29, 1996 and
           September 24, 1995                                              4


           Condensed Combined  Statements of Cash Flows --
           Nine Months Ended September 29, 1996 and
           September 24, 1995                                              5


           Notes to Condensed Combined Financial Statements                6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7


PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on 8-K                                    10

                                PJ AMERICA, INC.
                       CONDENSED COMBINED BALANCE SHEETS

                                               September 29,    December 31,
                                                   1996             1995
                                                (Unaudited)        (Note)
                                               -------------    ------------
Assets
Current assets:
   Cash........................................  $  193,213     $  224,379
   Accounts receivable, net....................      20,446         24,010
   Inventories.................................      91,390         58,288
   Advances to related parties.................      53,578        132,725
   Deferred offering costs.....................     544,114             --
   Prepaid expenses and other..................      26,044          5,183
                                                 ----------     ----------
Total current assets...........................     928,785        444,585

Net property and equipment.....................   2,185,475      1,820,828
Deferred franchise and development costs, net..     275,042        225,194
                                                 ----------     ----------

Total assets...................................  $3,389,302     $2,490,607
                                                 ==========     ==========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable............................  $   99,512     $    8,481
   Accrued expenses............................   1,141,645        343,656
   Current maturities of bank debt.............     240,000        148,887
   Notes payable to stockholders...............     818,525        742,846
                                                 ----------     ----------
Total current liabilities......................   2,299,682      1,243,870

Note payable to bank, less current maturities..     680,000        174,138

Stockholders' equity:
   Common stock................................       3,085          3,085
   Additional paid-in capital..................     446,260        446,260
   Retained (deficit) earnings.................     (39,725)       623,254
                                                 ----------     ----------
Total stockholders' equity.....................     409,620      1,072,599
                                                 ----------     ----------

Total liabilities and stockholders' equity.....  $3,389,302     $2,490,607
                                                 ==========     ==========


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes to the condensed combined financial statements are an integral part of these statements.

                               PJ AMERICA, INC.
                    CONDENSED COMBINED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        Three Months Ended                Nine Months Ended
                                                  September 29,    September 24,    September 29,    September 24,
                                                      1996             1995             1996             1995
                                                  -------------    -------------    -------------    -------------
Restaurant sales .............................     $3,484,710       $2,518,082       $9,681,982       $7,143,905

Restaurant operating expenses:
    Cost of sales ............................      1,176,971          843,202        3,244,620        2,370,210
    Salaries and benefits ....................        870,589          626,823        2,434,060        1,819,357
    Depreciation and amortization ............         94,806           70,000          268,369          195,000
    Other operating expenses .................        797,557          578,098        2,197,919        1,631,523
                                                   ----------       ----------       ----------       ----------
                                                    2,939,923        2,118,123        8,144,968        6,016,090
                                                   ----------       ----------       ----------       ----------

Restaurant operating income ..................        544,787          399,959        1,537,014        1,127,815
General and administrative expenses ..........        192,088          133,731          687,054          381,298
                                                   ----------       ----------       ----------       ----------
Operating income .............................        352,699          266,228          849,960          746,517

Other expense, net ...........................         29,080           18,570           68,355           41,363
                                                   ----------       ----------       ----------       ----------
Net income ...................................     $  323,619       $  247,658       $  781,605       $  705,154
                                                   ==========       ==========       ==========       ==========

Historical net income ........................     $  323,619       $  247,658       $  781,605       $  705,154
    Unaudited pro forma income tax expense  ..       (118,121)         (90,395)        (285,286)        (257,381)
                                                   ----------       ----------       ----------       ----------

Unaudited pro forma net income ...............     $  205,498       $  157,263       $  496,319       $  447,773
                                                   ==========       ==========       ==========       ==========

Pro forma net income per share: ..............     $     0.12       $     0.09       $     0.28       $     0.25
                                                   ==========       ==========       ==========       ==========
    Weighted average shares outstanding ......      1,778,906        1,801,596        1,768,815        1,788,381
                                                   ==========       ==========       ==========       ==========

The accompanying notes to the condensed combined financial statements are an integral part of these statements.

                               PJ AMERICA, INC.

             CONDENSED COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                     Additional    Retained         Total
                                                          Common       Paid-In     Earnings      Stockholders'
                                                          Stock        Capital     (Deficit)        Equity
                                                        ----------   ----------   -----------    -------------
Balance at  December 25, 1994 ......................      $2,085      $446,260    $   546,639     $   994,984
Net income, nine months ended September 24, 1995 ...          --            --        705,154         705,154
S Corporation distributions ........................          --            --       (932,234)       (932,234)
Incorporation of Twice .............................       1,000            --             --           1,000
                                                          ------      --------    -----------     -----------
Balance at September 24, 1995 ......................      $3,085      $446,260    $   319,559     $   768,904
                                                          ======      ========    ===========     ===========

Balance at December 31, 1995 .......................      $3,085      $446,260    $   623,254     $ 1,072,599
Net income, nine months ended September 29, 1996 ...          --            --        781,605         781,605
S Corporation distributions ........................          --            --     (1,444,584)     (1,444,584)
                                                          ------      --------    -----------     -----------
Balance at September 29, 1996 ......................      $3,085      $446,260    $   (39,725)    $   409,620
                                                          ======      ========    ===========     ===========

The accompanying notes to the condensed combined financial statements are an integral part of these statements.

                               PJ AMERICA, INC.

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Nine Months Ended
                                                         September 29, 1996    September 24, 1995
                                                         ------------------    ------------------
Operating activities
        Net cash provided by operating activities ...       $ 1,365,180            $ 858,838

Investing activities
    Purchases of property and equipment .............          (624,416)            (394,025)
                                                            -----------            ---------
        Net cash used in investing activities .......          (624,416)            (394,025)

Financing activities
    Proceeds from bank borrowings ...................         1,000,000              450,000
    Payments on bank borrowings .....................          (403,025)             (91,726)
    Issuance of stockholder notes ...................            75,679              311,221
    Distributions paid ..............................        (1,444,584)            (932,234)
    Capital contributions ...........................                --                1,000
                                                            -----------            ---------
        Net cash used in financing activities .......          (771,930)            (261,739)

    Net (decrease) increase in cash .................           (31,166)             203,074
    Cash at beginning of period .....................           224,379              155,293
                                                            -----------            ---------
    Cash at end of period ...........................       $   193,213            $ 358,367
                                                            ===========            =========


The accompanying notes to the condensed combined financial statements are an integral part of these statements.

                                PJ AMERICA, INC.


NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

September 29, 1996

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 29, 1996, are not necessarily indicative of the results that may be expected for the year ending December 29, 1996. A description of the Company's accounting policies and other financial information is included in its audited combined financial statements included in the prospectus that forms a part of the Company's Registration Statement on Form S-1 (Reg. No. 333-11253).

The unaudited condensed combined financial statements represent the combined financial position, results of operations and cash flows of PJ America, Inc.(the Company), Extra Cheese, Inc. (Extra Cheese), Textra Cheese Corp. (Textra) and Twice the Cheese, Inc. (Twice), collectively referred to herein as the "Alabama Group." The financial statements exclude the combined financial position of PJVA, Inc. and PJV, Inc., collectively referred to as the "Virginia Group." The Company had no operations prior to the completion of the initial public offering (see Note 4).

Extra Cheese, Textra, and Twice operated as S Corporations through October 30, 1996, when their S Corporation elections were terminated. As a result, they were not subject to federal or state income taxes before October 30, 1996.

Pro forma information for the three and nine month periods ended September 29, 1996 and September 24, 1995 have been presented as if the Company had been treated as a C corporation rather than an S corporation, with an assumed effective income tax rate of 36.5%.

NOTE 2 -- REORGANIZATION

The Company was formed in August 1996 to succeed to the businesses of five Papa John's International franchisees. Extra Cheese entered into an Agreement dated June 10, 1996, as amended on July 10, 1996, and a Plan of Merger with Twice, Textra, PJVA, Inc. and PJV, Inc. pursuant to which all such corporations agreed to be merged into PJ Cheese, Inc. (PJ Cheese), a wholly-owned subsidiary of Extra Cheese, in exchange for shares of common stock of Extra Cheese. On October 30, 1996, concurrent with the completion of the Offering (i) all such corporations merged into PJ Cheese; (ii) Extra Cheese contributed to PJ Cheese all of the assets of Extra Cheese relating to its restaurants, with PJ Cheese assuming all of Extra Cheese's liabilities relating thereto; and (iii) Extra Cheese merged into the Company with the stockholders of Extra Cheese receiving an aggregate of 3,000,000 shares of Common Stock of the Company. Accordingly, the Company will be the parent of PJ Cheese, and PJ Cheese will own all of the Papa John's restaurants which were owned by Extra Cheese, Textra, Twice, PJVA, Inc. and PJV, Inc. (collectively the Predecessor Companies).

The Reorganization was an exchange of nonmonetary assets by stockholders and has been accounted for at historical cost. The financial information related to Extra Cheese, the acquiring company for accounting purposes, has been combined with that of Twice and Textra, as all three entities were operated under common control.

NOTE 3 -- DEBT

At September 29, 1996, the Company had outstanding bank loans and shareholder loans of $920,000 and $818,525, respectively. The Company utilized a portion of the proceeds from the Offering (see Note 4) to payoff the outstanding balances of all debt.

NOTE 4 -- SUBSEQUENT EVENTS

The Company completed an underwritten initial public offering (the "Offering") of its Common Stock on October 30, 1996, pursuant to which the Company sold 1,755,000 shares of its Common Stock, including 135,000 shares excercised to cover underwriter over-allotments, at an initial public offering price of $12.50 per share. Net proceeds from the Offering (after deducting the underwriting discount of $1,535,625 and estimated expenses of $950,000 incurred in connection with the Offering) were $19,451,875. Such proceeds were partially used to fully retire the outstanding balances owed to banks and shareholders, pay S corporation distributions, and for general corporate purposes. Approximately, $14.0 million has been invested in short-term securities.

Concurrent with the Reorganization, the Company acquired PJVA, Inc. and PJV, Inc. (see Note 2). The acquisition was accounted for at historical cost, with the shareholders of PJVA, Inc. and PJV, Inc. receiving an aggregate of 1,230,000 shares of Common Stock of the Company (these shares are included in the 3,000,000 shares of Common Stock discussed in Note 2).

The following represents the unaudited pro forma results of operations for the three and nine months ended September 29, 1996 as if the Reorganization occurred at the beginning of the Company's fiscal year. PJVA, Inc. and PJV, Inc. operated as S Corporations through October 30, 1996, when their S Corporation elections were terminated. Pro forma net income reflects an assumed corporate income tax rate of 36.5%.


                                  Three Months ended     Nine Months ended
                                  September 29, 1996     September 29, 1996
          Restaurant sales            $7,626,965            $21,724,287

          Net income                  $  382,346            $ 1,003,957

          Net income per share        $     0.12            $      0.32

This pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's fiscal year. The pro forma information is not intended to be a projection of future results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Restaurant Sales. Restaurant sales increased 38.4% to $3.5 million for the three months ended September 29, 1996, from $2.5 million for the comparable period in 1995, and 35.5% to $9.7 million for the nine months ended September 29, 1996, from $7.1 million for the comparable period in 1995.

These increases were primarily due to the six new restaurants opened between September 24, 1995 and September 29, 1996. Also, comparable restaurant sales increased 1.8% and 2.6% for the three months and nine months ended September 29, 1996, respectively, over the comparable periods in 1995.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, increased as a percentage of restaurant sales to 33.8% for the three months ended September 29, 1996, from 33.5% for the comparable period in 1995, and increased as a percentage of restaurant sales to 33.5% for the nine months ended September 29, 1996, from 33.2% for the comparable period in 1995. Increasing cheese prices were the primary reason for the higher cost of sales for the three and nine month periods. However, the impact of higher cheese prices in the third quarter was offset by generally lower product costs, other than cheese.

     Restaurant salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased slightly as a percentage of restaurant sales to 25.0% for the three months ended September 29, 1996, from 24.9% for the comparable period in 1995. Restaurant salaries and benefits decreased as a percentage of restaurant sales to 25.1% for the nine months ended September 29, 1996, from 25.5% for the comparable period in 1995. The decrease in salaries and benefits as a percentage of restaurant sales was primarily due to better labor utilization.

     Depreciation and amortization was relatively consistent as a percentage of restaurant sales at 2.7% and 2.8% for the three and nine months ended September 29, 1996, respectively, as compared to 2.8% and 2.7%, respectively, for the comparable periods in 1995.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses and advertising expenses. Other operating expenses decreased slightly as a percentage of restaurant sales to 22.9% for the three months ended September 29, 1996, from 23.0% for the comparable period in 1995. Other operating expenses decreased slightly as a percentage of restaurant sales to 22.7% for the nine months ended September 29, 1996, from 22.8% for the comparable period in 1995.

     General and administrative expenses increased as a percentage of restaurant sales to 5.5% for the three months ended September 29, 1996, from 5.3% for the comparable period in 1995 and increased as a percentage of restaurant sales to 7.1% for the nine months ended September 29, 1996, from 5.3% for the comparable period in 1995. The increases are primarily due to relocation expenses of $120,000 for two executives relocating to the Company's offices in Birmingham, Alabama, and the addition of restaurant supervisory and corporate support personnel.

     Other expense, which consists primarily of interest expense, as a percentage of restaurant sales for the three and nine months ended September 29, 1996 was relatively consistent with the comparable periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for the development of new restaurants. The Alabama Group's capital expenditures for the nine months ended September 29, 1996 and September 24, 1995 were $624,000 and $394,000, respectively. In addition, the Alabama Group made distributions to their stockholders with respect to S corporation earnings during the nine months ended September 29, 1996 and September 24, 1995 of $1.4 million and $930,000, respectively. Capital requirements were funded by cash provided by operating activities and proceeds from bank borrowings and stockholder loans.

     Cash flow from operations increased to $1.4 million for the nine months ended September 29, 1996, from $900,000 for the comparable period in 1995. Net borrowings by the Alabama Group totalled approximately $700,000 for the nine months ended September 29, 1996 and September 24, 1995.

     On October 30, 1996, the Company completed an underwritten initial offering of 1,755,000 shares of its Common Stock to the public raising aggregate net proceeds of approximately $19.5 million. Such proceeds were partially used to fully retire the outstanding balances owed to banks and shareholders and to fund the payment of the amount of undistributed S corporation earnings to the shareholders of the Predecessor Companies. Approximately $14.0 million has been invested in short-term securities.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON 8-K.

         (a)  Exhibits.

              Exhibit
              Number         Description
              ------         -----------

                11           Statement re Computation of Earnings per
                             Common Share

                27 Financial Data Schedule which is submitted electronically to the Securities and Exchange
                             Commission for information only and not deemed to be filed with the Commission


         (b)  Current Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarterly period ended September 29, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PJ AMERICA, INC.



Date:  November 11, 1996               /s/ D. Ross Davison
                                       -----------------------------------
                                       D. Ross Davison, Vice President
                                       - Chief Financial Officer and
                                       Treasurer (Principal Financial Officer)