Form 10-K
period 1996-12-29
PJ AMERICA INC
filed 1997-03-31
CIK 1021723

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 29, 1996
                                      OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-21587

                                PJ AMERICA, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            61-1308435
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

                               9109 Parkway East
                           Birmingham, Alabama  35206
                    (Address of principal executive offices)

                                 (205) 836-1212
              (Registrant's telephone number, including area code)

     ---------------------------------------------------------------------------

     Securities registered pursuant to Section 12(b) of the Act:
                                                  (Name of each exchange
            (Title of Each Class)                   on which registered)
                   None                                    None

     Securities registered pursuant to Section 12(g) of the Act:
        Common Stock, $.01 par value                  The Nasdaq Stock Market

     ---------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
            Yes    X                                                     No ___
                  --

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [_]

     As of March 21, 1997, there were 4,755,000 shares of the Registrant's Common Stock outstanding. The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of the Registrant at such date was 43,089,469 based on the last sale price of the Common Stock on March 18, 1997 as reported by the Nasdaq Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 1997.

================================================================================

                               TABLE OF CONTENTS
                               -----------------



PART I
------

       Item 1.    Business
       Item 2.    Properties
       Item 3.    Legal Proceedings
       Item 4.    Submission of Matters to a Vote of Security Holders


PART II
-------

       Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters
       Item 6.    Selected Financial Data
       Item 7.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
       Item 8.    Financial Statements and Supplementary Data
       Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure


PART III
--------

       Item 10.   Directors and Executive Officers of the Registrant
       Item 11.   Executive Compensation
       Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management
       Item 13.   Certain Relationships and Related Transactions


PART IV
-------

       Item 14.  Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K

                                     PART I


Item 1.  Business

General

       PJ America, Inc. (the "Company") is the largest franchisee of "Papa John's" pizza delivery and carry-out restaurants based upon the number of restaurants currently in operation. At December 29, 1996, the Company owned and operated 46 Papa John's restaurants in Birmingham, Alabama and the surrounding area; in Norfolk, Richmond and Virginia Beach, Virginia and the surrounding areas; and in East Texas. In addition to its existing territories, the Company has been granted by Papa John's International, Inc. (PJI) the rights to enter into development agreements to open Papa John's restaurants in Ventura, Kern, San Luis Obispo and Santa Barbara Counties of California (the "California Counties"); Vancouver, Canada and the surrounding area; and Puerto Rico. In addition, the Company has an option, exercisable during 1998, to acquire the operations and development rights for Papa John's restaurants in Utah from an affiliate of the Company. At December 29, 1996, PJI and its franchisees (including the Company) operated 1,160 Papa John's restaurants in 32 states and the District of Columbia.

Strategy

       The Company's objective is to become the leading chain of pizza delivery restaurants in each of its targeted markets. To accomplish this objective, the Company has developed a strategy designed to achieve high levels of customer satisfaction and repeat business, as well as to establish recognition and acceptance of the Papa John's concept. The key elements of the Company's strategy include:

       Focused High Quality Menu. Papa John's restaurants offer a focused menu of high quality, value-priced pizza, breadsticks and cheesesticks. Papa John's original, medium thick crust is made from fresh dough (never frozen) produced in PJI's regional commissaries. Every pizza is prepared using real mozzarella cheese, pizza sauce made from fresh-packed tomatoes (not concentrate), a proprietary mix of savory spices and a choice of high quality meat and vegetable toppings in generous portions. In October, 1996 the Company began offering thin crust pizza in all of its markets.

       Purchasing and Distribution. PJI's commissary system supplies pizza dough and other food and paper products twice weekly to each of its franchised restaurants. PJI currently operates six regional commissaries in Louisville, Kentucky; Garner, North Carolina; Orlando, Florida; Jackson, Mississippi; Denver, Colorado; and Phoenix, Arizona. PJI also operates one distribution center in Dallas, Texas. PJI expects to open new commissaries and distribution centers as PJI and its franchisees expand into new territories. Specifically, PJI has announced that it plans to open up to two additional commissaries by year-end 1997. PJI's commissary system enables it to closely monitor and control product quality and consistency, while lowering food and operating costs for its franchisees. All Papa John's restaurants are required to purchase a proprietary mix of savory spices and dough from PJI. Franchisees may purchase other goods from approved suppliers or PJI, which has negotiated purchasing agreements with most of its suppliers. The Company believes that these agreements enable it to benefit from volume discounts which result in prices the Company believes are below those which it could otherwise obtain. In addition, all the equipment, counters and smallwares required to open a Papa John's restaurant are available from PJI. PJI also provides layout and design services and recommends subcontractors, signage installers and telephone systems to its franchisees. Although not required to do so, the Company purchases substantially all of its food products and restaurant equipment from PJI.

       Commitment to Employee Training and Development. The Company is committed to the development and motivation of its employees through on-going training programs, incentive compensation and opportunities for advancement.
The Company offers financial and stock incentives to employees at various levels based on the achievement of performance goals. The Company's growth also provides significant opportunities for advancement. The Company believes these factors create an entrepreneurial spirit throughout the organization, resulting in a positive work environment and motivated, customer-oriented employees.

       Marketing Programs. The Company's restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which the Company has a significant presence, local marketing efforts are supplemented with radio and television advertising. The Company anticipates expanding television advertising in 1997, as the market penetration in all of its markets has increased.

Unit Economics

       The Company believes its unit economics are exceptional. The 39 restaurants that were open throughout the entire 1996 fiscal year generated average sales of $721,000, average cash flow (operating income plus depreciation) of $128,000 and average restaurant operating income of $107,000 (or 14.8% of average sales). Sales and profitability in the initial months of operations, historically have been lower than for mature restaurants.

       The average cash investment, including franchise fees for the seven restaurants opened during the 1996 fiscal year, was approximately $184,000, exclusive of land and pre-opening costs. The Company expects the average cash investment for restaurants to be opened in 1997 to be approximately $210,000. The Company anticipates that the new restaurants to be opened in 1997 will be in the Company's existing markets.

Expansion and Site Selection

       The Company's growth strategy will focus on further developing the Papa John's concept through (i) building out its existing markets; (ii) acquiring and developing new territories; and (iii) strategically acquiring existing Papa John's franchisee groups and territories, if available. The Company's objective is to become the leading chain of pizza delivery restaurants in each of its targeted markets. Through a market-by-market expansion strategy focused on clustering restaurants, the Company seeks to increase consumer awareness and take advantage of operational and advertising efficiencies. During fiscal 1996, the Company opened seven restaurants. In 1997, the Company expects to open approximately ten additional restaurants. As part of its overall growth strategy, the Company intends to supplement its new restaurant development through acquisition of existing Papa John's franchisees.

       In addition to developing its existing territories, the Company has been granted by PJI the rights to enter into development agreements to open Papa John's restaurants in the California Counties; Vancouver, Canada and the surrounding area; and Puerto Rico. The Company estimates that these territories could support approximately 90 to 100 Papa John's restaurants. In addition, the Company has an option, exercisable during 1998, to acquire the operations and development rights for Papa John's restaurants in Utah from an affiliated party, in which three restaurants are currently open. The development rights with respect to the Utah territory provide for six Papa John's restaurants to be opened in each of 1997, 1998 and 1999. There can be no assurance that the Company will exercise the option for the Utah territory or that, if exercised, such restaurants will be developed. Currently, the Company does not have any Papa John's restaurants open in California, Canada, or Puerto Rico. PJI has waived its right of first refusal with respect to the Company's possible acquisition of the Utah territory.

       The Company also has a right of first refusal with a term of five years beginning September 1, 1996 to acquire from an affiliated party the operations and development rights for Papa John's restaurants in (i) Iowa, including the Moline and Rock Island, Illinois areas (but excluding the Council Bluffs area of
Iowa), in which seven restaurants are currently open, and (ii) in the Baton Rouge, Lafayette and Lake Charles, Louisiana areas, in which four restaurants are currently open. The development rights with respect to such territories provide that a total of 27 additional Papa John's restaurants will be opened through 2002. There are no agreements, however, with respect to the Company's acquisition of such territories, and there can be no assurance that such territories will be acquired. PJI has waived its right of first refusal with respect to the Company's possible acquisition of the Iowa and Louisiana territories described above. In addition, certain officers, directors and stockholders of the Company own interests in Papa John's franchisees that operate in certain areas in Michigan, Ohio and South Carolina. PJI has waived its right of first refusal with respect to the Company's possible acquisition of such franchisees.

       The Company devotes significant resources to the investigation and evaluation of potential sites. The site selection process focuses on trade area demographics, target population density, household income levels and competitive factors. Management inspects each potential Company restaurant location and the surrounding market before a site is approved. The Company's restaurants are typically located in strip shopping centers or free-standing buildings that provide visibility, curb appeal and accessibility. All site selections must be approved by PJI. Papa John's restaurant design may be configured to fit a wide variety of building shapes and sizes, thereby increasing the number of suitable locations for Papa John's restaurants.

Menu

       Papa John's restaurants offer a focused menu of high quality, value-priced pizza, breadsticks and cheesesticks, as well as canned soft drinks. All Papa John's original crust pizzas are prepared using fresh dough (not frozen) made from high protein wheat flour, real mozzarella cheese, pizza sauce made with fresh-packed tomatoes (not concentrate), a proprietary mix of savory spices and a choice of high quality meat and vegetable toppings in generous portions. Fresh onions and green peppers are chopped daily at all restaurants and are purchased from local produce suppliers. Each pizza is complemented by a container of Papa John's special garlic sauce and two pepperoncinis. The Company believes its limited menu helps create a strong identity among consumers and simplifies operations, resulting in lower operating costs, improved food quality and superior customer service. In October, 1996, the Company began offering a thin crust pizza in all of their markets.

Marketing Programs

       The Company's franchise agreements require that not less than 6.0% of sales be spent on advertising programs approved by PJI. The Company has restaurant-level marketing programs which target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. The Company tailors its store-to-door coupons according to customer buying habits as tracked by the Company's point-of-sale computer systems used in each restaurant. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. The Company currently supplements its local marketing efforts with a limited amount of radio and television advertising. The Company believes that its marketing programs are cost-effective and significantly increase Papa John's visibility among potential customers. The Company's advertising expenditures as a percentage of restaurant sales for 1996 were 6.6% on a pro forma basis.

       The Company's restaurant-level marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John's Marketing Fund, Inc. (the "Marketing Fund") for use by both PJI and its franchisees. The required Marketing Fund contribution is established from time to time by the governing board of the Marketing Fund and is currently 0.50% of restaurant sales. The maximum required contribution for PJI franchisees is 1.5% of restaurant sales and can be increased above 1.5% only upon approval by not less than 60.0% of Marketing Fund members. In addition, PJI may require the Company to participate in an advertising cooperative for its designated market area and to contribute a minimum amount of restaurant sales for local advertising. PJI also provides each of its franchisees with catalogs for uniforms and promotional items and pre-approved, print marketing materials that can be ordered from PJI.

Restaurant Operations

       Management and Employees. A typical Company restaurant employs a restaurant manager, two or three assistant managers and approximately 25 hourly employees, most of whom work part-time. The restaurant manager is responsible for the day-to-day operation of the restaurant and for the maintenance of Company established operating standards. The Company seeks to hire experienced restaurant managers and staff and motivate and retain them by providing opportunities for advancement and performance-based financial incentives. In addition, the Company established the 1996 Stock Ownership Incentive Plan, which will enable the Company to provide long-term equity-based incentives for corporate and restaurant management personnel. The Company believes that it has a low managerial turnover rate in comparison to the quick service restaurant industry and that this low turnover rate results in decreased training costs and higher productivity.

       The Company employs area supervisors, each of whom has responsibility for overseeing four to seven Company restaurants. The Company also employs regional operations directors who oversee area supervisors and managers within their respective markets.

       Training. The Company has full-time training coordinators in the Alabama and Virginia markets. In addition, PJI provides an on-site training team as needed. Each regional area supervisor and restaurant manager is required to complete PJI's two-week training program in which instruction is given on all aspects of PJI's systems and operations. The program includes classroom instruction and hands-on training at an operating Papa John's restaurant. In addition, the Company has developed a specific education and safety program for its delivery drivers.

       Point-of-Sale System. All of the Company's existing restaurants are equipped with point-of-sale equipment. The Company believes that this technology increases speed and accuracy in order taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. The point-of-sale system enhances restaurant-level marketing capabilities through a database that provides information on customers and their buying habits with respect to the Company's products. The Company anticipates that in 1997, polling capabilities will allow the Company to obtain current restaurant reporting information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting. Pursuant to its franchise agreements, the Company is required to upgrade its point-of-sale systems to the Papa John's PROFIT System in all of the Company's restaurants by March 1998. All new restaurants are required to be opened with the Papa John's PROFIT System. This new system will, among other things, enable the Company and PJI to communicate with each other more effectively with respect to overall operations and delivery of food supplies.

       Reporting. Managers at restaurants prepare daily reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken weekly. The Company's area supervisors prepare weekly profit and loss statements for each of the restaurants. The Company believes that the PROFIT System, when installed, will simplify and accelerate many of these reporting functions.

       Hours of Operation. The Company's restaurants are open seven days a week, typically from 11:00 a.m. to 12:00 midnight Sunday through Thursday, and from 11:00 a.m. to 1:30 a.m. on Friday and Saturday.

Franchise and Development Agreements

       Franchise and Development Agreements. The Company has entered into development agreements with PJI for the right to construct one or more Papa John's restaurants pursuant to a development schedule within specified geographic areas. The Company's existing territories consist of Birmingham, Alabama and the surrounding area; Norfolk, Richmond and Virginia Beach, Virginia and the surrounding areas; and East Texas. In addition, the Company has been granted by PJI the rights to enter into development agreements for Papa John's restaurants in three new territories: the California Counties; Vancouver, Canada and the surrounding area; and Puerto Rico.

       The Company has entered into two development agreements with respect to its Alabama territory. At the time of execution of the first Alabama development agreement, the Company paid a one-time non-refundable, development fee of $16,700 to PJI. Under the second Alabama development agreement and under the development agreement for its Texas territory, the Company paid a non-refundable fee of $3,500 for each of the restaurants covered by the development agreements. Under the Virginia development agreement, the Company paid development fees of $87,500. With respect to the Company's California, Vancouver and Puerto Rico territories, the Company is required to pay a non-refundable development fee based on the number of restaurants to be covered by the development agreements. The current development fee per restaurant is $5,000.

       Generally, a franchise agreement is executed when the Company secures a restaurant location. Each per restaurant development fee is typically credited against PJI's franchise fee, which is payable to PJI upon signing the franchise agreement for a specific location. The franchise fees paid with respect to the Company's restaurants range between $10,000 and $18,500, depending upon the date of execution of the development agreement. With respect to the California Counties and the Vancouver and Puerto Rico territories, the Company expects to pay PJI's standard franchisee fee at the time the development agreement is entered into, which is currently $20,000. Any development fee paid earlier is credited against the franchise fee.

       Under each of the Company's franchise agreements, the Company pays to PJI a royalty fee of 4.0% of restaurant sales. Under such agreements, PJI may increase the royalty fee to 5.0% of restaurant sales after the agreement has been in effect for between three to five years. In no event may the royalty fee be increased to an amount greater than the royalty fee in effect for new PJI franchisees.

       The franchise agreements executed under the first Alabama development agreement provide for a term of five years. These franchise agreements renew automatically for an additional five-year term if the Company is in compliance with the franchise agreement and can secure the premises for such term. Furthermore, the franchises granted pursuant to this development agreement may be renewed for four additional five-year terms, provided that the Company meets certain conditions, including, but not limited to, agreeing to execute the form of PJI franchise agreement then being offered to new franchisees. The franchise agreements executed under the second Alabama development agreement and under the Virginia and Texas development agreements provide for an initial term of ten years and can be renewed for additional terms of five to ten years, subject to the same conditions contained in the franchise agreements described above.

       PJI's franchise agreements authorize the Company to use its trade names, trademarks and service marks with respect to specific Papa John's restaurants. PJI also provides general construction specifications, designs, color schemes, signs, equipment, preparation methods for food and beverages, marketing concepts, operations and financial control methods, management training, technical assistance and materials. Each franchise agreement prohibits the Company from transferring a franchise without the prior approval of PJI. PJI has the contractual right to terminate a franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to PJI's policies and standards. Many state franchise laws limit the ability of a franchisor to terminate or refuse to renew a franchise.

       The development agreements, and each of the franchise agreements, prohibit the Company, during the term of the agreements and for a two-year period following their termination or expiration, from owning or operating any other pizza delivery or take-out restaurant within ten to fifty miles of the franchise granted or any other Papa John's franchise. In addition, the Company and its senior executive officers have agreed for a period of three years not to operate any restaurant concepts other than Papa John's without PJI's approval. Also, the Company's directors (other than Messrs. Sherman, Schnatter and Hart) have agreed not to be actively involved in the management of other restaurant concepts during such period without PJI's consent.

       Existing Territories. In order for the Company to maintain its development rights under the agreements relating to Birmingham, Alabama and the surrounding area; Norfolk, Richmond and Virginia Beach, Virginia and the surrounding areas; and East Texas, the Company is required to open an aggregate of nine and five restaurants in fiscal 1997 and 1998, respectively. Once the Company completes this development schedule, it may open additional restaurants in these territories subject to PJI's consent.

       Franchise Restaurant Development. PJI assists the Company in selecting sites and developing restaurants. PJI provides the Company with the physical specifications for typical restaurants, both for free-standing restaurants and restaurants located in strip shopping centers. The Company procures virtually all of the design plans, counters and equipment for its restaurants from PJI at prices the Company believes are favorable. The Company is responsible for selecting the location for its restaurants but must obtain PJI's approval of each restaurant design and each location based on accessibility and visibility of the site and targeted demographic factors, including population, density, income, age and traffic. The Company is responsible for all costs and expenses incurred in locating, acquiring and developing restaurant sites.

       Franchise Training and Support. Each regional operations director and area supervisor must satisfactorily complete PJI's two-week training program and must also devote his or her full business time and efforts to the operation of the Company's restaurants. Each of the Company's restaurant managers report to an area supervisor and are also required to complete PJI's two-week training program.

       Franchise Operations. All franchisees are required to operate their Papa John's restaurants in compliance with PJI's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. The Company has full discretion to determine the prices to be charged to its customers.

       Reporting. PJI collects weekly and monthly sales and other operating information from the Company. All of the Company's restaurants are equipped with point-of-sale technology. The Company has agreements with PJI permitting PJI to electronically debit the Company's bank accounts for the payment of royalties, Marketing Fund contributions and purchases from PJI. This system significantly reduces the resources needed to process Company payables.

Competition

       The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Such competitors include a large number of national and regional restaurant chains. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are, or may be, located. Within the pizza segment of the restaurant industry, the Company believes that its primary competitors are the national pizza chains, including Pizza Hut, Domino's and Little Caesar's. A change in the pricing, marketing or promotional strategies or product mix of one or more of these competitors could have a material adverse impact on the Company's sales and earnings. In general, there is also active competition for management personnel and real estate sites suitable for Papa John's restaurants.

       The restaurant industry is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

Government Regulation

       The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain required licenses or approvals can delay or prevent the opening of a new restaurant in a particular area. The Company is also subject to federal and state environmental regulations, but these have not had a material effect on the Company's operations.

       The Company's relationship with PJI is governed by the laws of several states which regulate substantive aspects of the franchisor-franchisee relationship. Substantive state laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a substantial number of states and bills have been introduced in Congress (one of which is now pending) which would provide for Federal regulation of substantive aspects of the franchisor-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

       The Company's restaurant operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the federal level, and the federal government recently increased the federal minimum wage. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage will increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans With Disabilities Act of 1990, which, among other things, may require certain minor renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

       The Company has been granted by PJI the rights to enter into development agreements for Papa John's restaurants in the California Counties, Vancouver, Canada and the surrounding area, and Puerto Rico. The Company's ability to establish international operations is subject to various risks, including changing political and economic conditions, currency fluctuations, trade barriers, adverse tax consequences, and government regulations relating to, among other things, the preparation and sale of food, building and zoning requirements, wages, working conditions, and the Company's relationship with its employees. There can be no assurance that the Company will be successful in establishing its international operations or that such risks will not have a material adverse effect on the Company in the future.

Trademarks

       The Company's rights to use PJI's trademarks and service marks are significant to the Company's business. PJI is the owner of the federal registration of the trademark "Papa John's." PJI has also registered "Pizza Papa John's" and design as a trademark and a service mark. PJI owns federal registrations for the marks "Pizza Papa John's Delivering the Perfect Pizza!" and design, "Call Your Papa" and "Perfect Pizza Perfect Price." PJI has applied for the registration of "Pizza Papa John's Better Ingredients, Better Pizza" and design, "Better Ingredients, Better Pizza," "Delivering the Perfect Pizza!,"
"We Deliver Perfection," "The Official Pizza of Summer," and "Pizza Papa John's Print Network" and design as trademarks and service marks. PJI is aware of the use by other persons in certain geographic areas of names and marks which are the same as or similar to the Company's marks. It is PJI's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Employees

       As of December 29, 1996, the Company employed 1,287 persons, of whom approximately 1,070 were restaurant employees, 200 were restaurant management and supervisory personnel, and 17 were corporate personnel. Most restaurant employees are paid on an hourly basis. None of the Company's employees is currently represented by a labor union, and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Cautionary Statements

       Information provided in this Form 10-K under the captions "Business - Strategy," "- Expansion and Site Selection," "- Franchise and Development Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains, and from time to time the Company may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to: (i) the ability to upgrade the Company's infrastructure to support its operations and development plans,

(ii) the ability of the Company, PJI and PJI's franchisees to expand through the opening of new restaurants which may be affected by the selection and availability of suitable restaurant locations, negotiation of suitable leases or financing terms, constraints on permitting and construction of restaurants, and the hiring, training and retention of management and other personnel, (iii) the Company's ability to acquire existing PJI's franchisees may be hindered by competition from PJI, which has a right to approve and a right of first refusal with respect to the sale of all Papa John's restaurants, (iv) the entering into development agreements with PJI on terms acceptable to the Company for Papa John's restaurants in the California Counties; Vancouver, Canada and the surrounding area; and Puerto Rico, (v) the overall success of PJI, (vi) the restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well established competitors with substantially greater financial and other resources than the Company, PJI and PJI's franchisees and some of these competitors have been in existence for a substantially longer period than the Company, PJI and PJI's franchisees and may be better established in the markets where restaurants operated by the Company, PJI or PJI's franchisees are, or may be, located (vii) a change in the pricing or other marketing or impact on sales and earnings at restaurants operated by the Company, PJI and PJI's franchisees, (viii) increases in operating cost such as inflation, increased food costs, increased labor and employee benefit costs and the availability of qualified management and hourly employees, (ix) the availability of capital to the Company, PJI and PJI's franchisees and (x) changes in governmental regulations, including further increases in the minimum wage.

Item 2.  Properties

       At December 29, 1996, the Company operated 46 Papa John's restaurants. Restaurants in Alabama, Virginia and Texas were 15, 26, and 5, respectively.

       All but one of the Company's restaurants are located in leased space. The initial terms of most of the Company's leases are three to five years and provide for one or more options to renew for at least one additional term. The Company's leases generally specify a fixed annual rent with fixed increases, or increases based on changes in the Consumer Price Index, at various intervals during the lease term. Generally, the leases are net leases which require the Company to pay all or a portion of the cost of insurance, maintenance and utilities.

       The Company leases approximately 6,000 square feet of corporate office space collectively in Alabama, Virginia and Kentucky.

Item 3.  Legal Proceedings

       The Company is involved in lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these lawsuits and claims are uncertain, in the aggregate they will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

       Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the current executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company:

                                                                     First Elected
Name                      Age  Position                            Executive Officer
----                      ---  --------                            -----------------
Richard F. Sherman         53  Chairman of the Board                     1991
Douglas S. Stephens        33  President, Chief Executive Officer        1991
Ross Davison               35  Vice President--Chief Financial           1996
                                Officer and Treasurer
James S. Riekel            37  Vice President--Operations                1993

       Richard F. Sherman has served as a director of the Company since August 1996. Mr. Sherman has served as a director of Extra Cheese, Inc., Textra Cheese Corp., Twice the Cheese, Inc., PJVA, Inc. and PJV, Inc. since 1996, 1994, 1995, 1992 and 1993, respectively. Mr. Sherman is a private investor who has been a franchisee and a consultant to PJI since 1991. From 1993 to present, Mr. Sherman has been a director of PJI. From 1987 to 1991, Mr. Sherman was Chairman of the Board and President of Rally's Hamburgers, Inc. From 1984 to 1987, Mr. Sherman was President and a director of Church's Chicken, Inc. From 1971 to 1984, Mr. Sherman was Group Executive Vice President and director of Hardee's Food Systems, Inc. and its parent, Imasco USA, Inc. Mr. Sherman serves on the board of directors of Taco Cabana, Inc., Hartz Restaurants, Inc. and Reed's Jewelers, Inc.

       Douglas S. Stephens has served as a director, President and Chief Executive Officer of the Company since August 1996. Mr. Stephens has served as a director and the President of Extra Cheese, Inc., Textra Cheese Corp. and Twice the Cheese, Inc. since 1991, 1994 and 1995, respectively. From 1989 to 1991, Mr. Stephens was the Vice President of Information Systems for the Kentucky Lottery Corporation. From 1986 to 1989, Mr. Stephens was a systems consultant for Andersen Consulting, a division of Arthur Andersen, LLP, an international professional services firm.

       D. Ross Davison has served as Vice President--Chief Financial Officer, Treasurer, and Assistant Secretary of the Company since August 1996. From 1985 to 1996, Mr. Davison was with Arthur Andersen, LLP, an international professional services firm, and his most recent position was Senior Manager. From 1983 to 1985, Mr. Davison was with Cotton and Allen, P.S.C., a certified public accounting firm. Mr. Davison is a licensed Certified Public Accountant.

       James S. Riekel has served as Vice President--Operations of the Company since August 1996. Mr. Riekel has served as a Vice President and Operations
Director of PJVA, Inc. and of PJV, Inc. since 1993.   From 1983 to 1992, Mr.
Riekel was with Domino's Pizza, Inc., where his most recent position was Regional Operations Director.

                                    PART II


Item 5.        Market for Registrant's Common Equity and Related
                 Stockholder Matters

Item 6.        Selected Financial Data

Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Item 8.        Financial Statements and Supplementary Data

Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure

               None



                                    PART III


Items 10 - 13.    Directors and Executive Officers of the Registrant; Executive
                    Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions


        The information required by these items, other than the information set forth in this Report under Part I, "Executive Officers of Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report which includes the required information. Such information is incorporated herein by reference.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       The Company's common stock has traded on the Nasdaq National Market System under the trading symbol "PJAM" since October 25, 1996. At March 18, 1997, there were approximately 58 record holders of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock for the quarters indicated, as reported by the Nasdaq National Market System:

              1996
          Quarter Ended                            High      Low
          -------------                            ----      ---

          Fourth Quarter (from October 25, 1996)  $22.25      $15.50

Item 6.  Selected Financial Data (In thousands, except per share data)

                                                               FISCAL YEAR ENDED (1)
                                           -------------------------------------------------------------
                                             (2)       (2)       (2)       (2)       (2)        (3)
                                           Dec. 28,  Dec. 26,  Dec. 25,  Dec. 31,  Dec. 29,   Dec. 29,
                                             1992      1993      1994      1995      1996       1996
                                                                                             (Pro forma)
                                           -------------------------------------------------------------
Restaurant sales                            $1,318   $3,127    $6,415    $10,457   $16,846    $30,264
Cost and expenses:
     Cost of sales                             433    1,054     2,098      3,511     5,537     10,116
     Salaries and benefits                     406      888     1,677      2,647     4,243      7,461
     Other operating expenses                  344      772     1,481      2,393     3,922      7,468
     General and administrative expenses       131      229       433        557     1,017      1,634
     Depreciation and amortization              50       79       172        275       465        905
                                           -----------------------------------------------------------
          Total costs and expenses           1,364    3,022     5,861      9,383    15,184     27,584
                                           -----------------------------------------------------------
Operating income (loss)                        (46)     105       554      1,074     1,662      2,680
Other income (expense), net                     -        (6)      (22   )    (65)        8       (127)
                                           -----------------------------------------------------------
Income (loss) before income taxes              (46)      99       532      1,009     1,670      2,553
Provision for income taxes                      -        -         -          -        229        229
                                           -----------------------------------------------------------
     Net income (loss)                        ($46)     $99      $532     $1,009    $1,441     $2,324
                                            =======  =======   ======   = =======  ======== ==========

Pro forma income statement data (4):
     Income before income taxes                                           $1,009    $1,670     $2,553
     Provision for income taxes                                              368       592        912
                                                                         -----------------------------
     Net income                                                          $   641    $1,078     $1,641
                                                                          ============================

     Net income per share                                                $  0.36   $  0.47    $  0.48
                                                                          ============================
     Weighted average shares outstanding                                          2,289,667 3,429,896
                                                                                 =====================
Balance sheet data (end of period):           $432     $823    $1,655     $2,491   $22,373    $22,373
     Total debt, including current maturities    -      300       427      1,066       -          -
     Stockholders' equity                      314      435       995      1,073    20,578     20,578


(1) The Company operates on a 52-53 week year ending on the last Sunday in December each year. Fiscal 1995 was a 53 week year.

(2) Includes the Alabama Group for the entire period presented. Fiscal 1996 also includes the Virginia Group from the date of acquisition (October 30, 1996), which was simultaneous with the closing of the Initial Public Offering (IPO).

(3) Includes all restaurants included in the IPO, as if they were operated by the Company for the entire period presented (i.e. both the Alabama Group and the Virginia Group).

(4) Reflects the effect on historical net income data assuming the Company was a C Corporation rather than an S Corporation, with assumed federal, state and local tax rates aggregating 36.5%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

       The Company began operations in 1991, and is the largest franchisee of Papa John's pizza delivery and carry-out restaurants based on the number of restaurants currently in operation. At December 29, 1996, the Company had 46 Papa John's restaurants in Birmingham, Alabama and the surrounding area; in Norfolk, Richmond and Virginia Beach, Virginia and the surrounding areas; and in East Texas.

       The Company was formed in August, 1996 to be the successor of five separate Papa John's franchisees (the Predecessor Companies). Three of the Predecessor Companies operated under common control, and thus comprised the Alabama Group. The remaining two Predecessor Companies comprised the Virginia Group. Simultaneous with the closing of the IPO (October 30, 1996), the Alabama Group acquired the Virginia Group. Thus, the following discussion addresses the full periods presented for the Alabama Group, plus the Virginia Group activity from October 30, 1996.

       The Company's restaurants operate under separate franchise agreements, which generally have terms between five and ten years (with renewal options between five and ten years) and require payment of monthly royalties equal to 4.0% of restaurant sales. The Company also has entered into development agreements with PJI to open a certain number of restaurants over a defined period of time within specific geographic areas. The Company's development agreements generally require it to pay a non-refundable fee per restaurant covered by the respective agreements. This amount is generally credited against the initial franchise fee that the Company is required to pay for each new restaurant opened. The Company amortizes development and franchise fees over a 20 year period, beginning with the opening of a restaurant.

       The Company's growth strategy will focus on further developing the Papa John's concept through (i) building out its existing markets; (ii) acquiring and developing new territories; and (iii) strategically acquiring existing Papa John's franchise groups and territories, if available. The Company's market-by-market expansion strategy focuses on clustering restaurants, thereby increasing consumer awareness and enabling the Company to take advantage of operational and advertising efficiencies. To date, the Company believes that this strategy has contributed to increases in comparable restaurant sales, although there can be no assurance that comparable restaurant sales will continue to be positive.

       The average cash investment for the seven restaurants opened during 1996 (six by the Company and one by the Virginia Group) was $184,000, exclusive of land and pre-opening costs, but including franchise fees. The Company expects the cash investment for restaurants opened in 1997 to approximate $210,000. Pre-opening costs are expensed as incurred.

       The Company believes its expansion strategy has contributed to obtaining higher average restaurant sales than the Papa John's franchise system. Average sales in 1996 were $721,000, which was less than 1995 average sales of $727,000; however, 1995 was a 53 week year.

       The Predecessor Companies operated as S corporations until October 29, 1996. As such, the earnings of the Predecessor Companies were taxed for federal and state income tax purposes directly to the Predecessor Companies' stockholders. Beginning October 30, 1996, the Company became subject to corporate level income taxes.

1996 Compared to 1995

       Restaurant Sales. Restaurant sales increased 61.1% to $16.8 million in 1996 from $10.5 million in 1995. The increase in restaurant sales was attributable to sales from six new restaurants opened in 1996, a full year of operations for the five restaurants opened in 1995, a 2.8% increase in comparable restaurant sales for the 10 restaurants open throughout both fiscal years, and the acquisition of 25 Virginia restaurants on October 30, 1996. Comparable restaurant sales for the 27 restaurants (10-Alabama Group and 17-Virginia Group) open throughout both fiscal years increased 4.7% in 1996. The increase in comparable restaurant sales was primarily attributable to continued market penetration, partially offset by the impact of inclement weather in the first quarter of 1996.

       Costs and Expenses. Cost of sales, which consists of food, beverage, and paper costs, increased $2.0 million, but decreased as a percentage of restaurant sales to 32.9% in 1996 from 33.6% in 1995. This percentage decrease is primarily attributable to the acquisition of the Virginia restaurants on October 30, 1996, when cheese costs were below the average for all of 1996. Average cheese costs throughout the first three quarters of 1996 were higher than the comparable periods in 1995.

       Salaries and benefits, which consist of all store level employee wages, taxes and benefits, increased $1.6 million, but decreased slightly as a percentage of restaurant sales to 25.2% in 1996 from 25.3% in 1995.

       Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, and advertising expenses. Other operating expenses increased $1.5 million, and increased as a percentage of restaurant sales to 23.3% in 1996 compared to 22.9% in 1995. This percentage increase is primarily due to the acquisition of the Virginia restaurants, which historically have had higher other operating expenses as a percentage of restaurant sales.

       General and administrative expenses increased $460,000, and increased as a percentage of restaurant sales to 6.0% in 1996 from 5.3% in 1995. The dollar and percentage increases were primarily due to relocation expenses of $120,000 for two new executives relocating to the Company's offices in Birmingham, Alabama, and the addition of restaurant supervisory and corporate support personnel.

       Depreciation and amortization increased by $190,000, and increased as a percentage of restaurant sales to 2.8% in 1996 from 2.6% in 1995. The dollar increase was primarily due to the addition of new and acquired restaurants. The percentage increase was primarily due to 1995 being a 53 week year.

       Other income (expense), which consists primarily of interest income and interest expense, decreased $73,000 to $8,000 of income in 1996 from $65,000 expense in 1995. The decrease in other expense was primarily due to the payoff of Company debt, plus interest income earned on investments as a result of the Company's initial public offering.

       Income taxes increased $228,000 in 1996. The increase was due to the conversion from an S Corporation to a C Corporation at October 30, 1996, at which time the Company became subject to corporate level income taxes.

1995 Compared to 1994

       Restaurant Sales. Restaurant sales increased 63.0% to $10.5 million in 1995 from $6.4 million in 1994. The increase in restaurant sales was attributable to sales from the five new restaurants opened in 1995, a full year of operations for the four restaurants opened during 1994, and a 6.6% increase in comparable restaurant sales for the six restaurants open throughout both fiscal years. The increase in comparable restaurant sales was primarily attributable to increased market penetration in Birmingham, Alabama and the surrounding areas.

       Costs and Expenses. Cost of sales increased $1.4 million, and increased as a percentage of restaurant sales to 33.6% in 1995 from 32.7% in 1994. This percentage increase resulted from an increase in topping portions on pizzas and more aggressive cost discounting.

       Salaries and benefits increased $970,000, but decreased as a percentage of restaurant sales to 25.3% in 1995 from 26.1% in 1994. The decrease in salaries and benefits as a percentage of restaurant sales was primarily due to better labor utilization and a smaller percentage of new restaurants opened in 1995 as compared to 1994.

       Other operating expenses increased $911,000, but decreased as a percentage of restaurant sales to 22.9% in 1995 from 23.1% in 1994. The decrease was attributable to decreases in other operating expenses as a percentage of restaurant sales in Birmingham, Alabama and the surrounding area, partially offset by higher other operating expenses for new restaurants opened in Texas.

       General and administrative expenses increased $124,000 in 1995 to $557,000 from $433,000 in 1994, but declined as a percentage of restaurant sales to 5.3% in 1995 from 6.8% in 1994. The dollar increase was the result of the addition of restaurant supervisory and corporate support personnel. The percentage decrease was primarily due to an increase in restaurant sales without a proportionate increase in general and administrative expenses.

       Depreciation and amortization increased $103,000 in 1995 to $275,000 from $172,000 in 1994, but decreased slightly as a percentage of restaurant sales to 2.6% in 1995 from 2.7% in 1994. The dollar increase was primarily related to the opening of additional restaurants.

       Other expense increased to $65,000 in 1995 from $22,000 in 1994, primarily due to increased interest expense on borrowings.

Liquidity

          The Company will not have significant receivables or inventory, and therefore it will require capital primarily for the development of new restaurants. Total capital expenditures for 1996 were approximately $1.1 million, primarily for the opening of restaurants. In addition, the Company acquired 25 restaurants from the Virginia Group at historical cost in a non-monetary transaction. The Virginia acquisition was consummated on October 30, 1996, simultaneous with the closing of the Company's IPO.

          Cash provided by operating activities was $2.7 million, $1.2 million, and $.7 million in 1996, 1995, and 1994 respectively. The increase in cash generated from operating activities is primarily the result of higher net income and accrued expenses.

          The Company has financed its operations principally from cash provided by operating activities and proceeds from bank borrowings and stockholder loans. The Company received $19.2 million in net cash proceeds from its initial public offering in October, 1996. As a result of the Offering, the Company used approximately $2.0 million of the initial public offering proceeds to fund final S corporation distributions to stockholders, $1.6 million to retire stockholder indebtedness, and $2.0 million to retire bank indebtedness. The remaining net proceeds were used to fund capital expenditures in 1996 or were held in various investments.

          Capital expenditures are expected to be approximately $2.8 million for 1997, primarily for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at December 29, 1996 include $15.7 million of cash and investments. The Company plans to fund its capital expenditures through 1997 from available cash and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

Impact of Inflation

          The Company does not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on the Company in the future.

The following table sets forth the percentage relationship to restaurant sales for certain income statement data for the Company:

                                                                    For the Years Ended
                                                                 ---------------------------
                                                                   (1)      (1)      (1)
                                                                 Dec. 25, Dec. 31, Dec. 29,
                                                                   1994     1995     1996
                                                                 ---------------------------
Restaurant sales                                                   100.0 %  100.0 %  100.0 %
Cost and expenses:
     Cost of sales                                                  32.7     33.6     32.9
     Salaries and benefits                                          26.1     25.3     25.2
     Other operating expenses                                       23.1     22.9     23.3
     General and administrative expenses                             6.8      5.3      6.0
     Depreciation and amortization                                   2.7      2.6      2.8
                                                                 ---------------------------
          Total costs and expenses                                  91.4     89.7     90.2
                                                                 ---------------------------
Operating income                                                     8.6     10.3      9.8
Other income (expense), net                                         (0.3)    (0.7)     0.1
                                                                 ---------------------------
Income before income taxes                                           8.3      9.6      9.9
Provision for income taxes                                           -        -        1.3
                                                                 ---------------------------
Net income                                                           8.3 %    9.6 %    9.9 %
                                                                 ===========================


Restaurant data - the Company (2):                                   1994     1995     1996
                                                                 ---------------------------
     Percentage change in comparable restaurant sales (3)           24.1 %    3.3 %    4.7 %
     Average sales for restaurants open for full year
       (in thousands)                                              $ 731    $ 727    $ 721
     Number of restaurants open at end of period                      27       39       46

(1) Includes the Alabama Group for the entire period presented. Fiscal 1996 also includes the Virginia Group from the date of acquisition (October 30, 1996), which was simultaneous with the closing of the IPO.

(2) Includes all restaurants included in the IPO as if they were operated by the Company for the entire period presented.

(3) Includes restaurants open throughout the years being compared. Fiscal 1995 comparable restaurant sales have been adjusted to reflect a 52 week period versus a 53 week period.

Item 8.  Financial Statements and Supplementary Data

              Index to Financial Statements and Supplementary Data

                                                                                               Page
                                                                                               ----
Audited Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 1995, and December 29, 1996...................  21

Consolidated Statements of Income for the Years Ended December 25, 1994,
          December 31, 1995, and December 29, 1996............................................ 22

Consolidated Statements of Stockholders' Equity for the Years Ended December 25, 1994,
          December 31, 1995, and December 29, 1996............................................ 23

Consolidated Statements of Cash Flows for the Years Ended December 25, 1994,
          December 31, 1995, and December 29, 1996............................................ 24

Notes to Consolidated Financial Statements.................................................... 25

Report of Independent Auditors................................................................ 38


                        PJ AMERICA, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,  December 29,
                                                                1995          1996
                                                           -----------------------------
                      ASSETS
Current assets:
     Cash and cash equivalents                             $  224,379     $  3,660,843
     Accounts receivable                                       24,010           20,624
     Inventories                                               58,288          189,078
     Advances to related parties                              132,725          119,773
     Prepaid expenses and other                                 5,183          186,294
     Investments                                                    -       12,057,972
     Deferred income taxes                                          -          104,203
                                                           -----------------------------
          Total current assets                                444,585       16,338,787
Net property and equipment                                  1,820,828        5,244,050
Deferred franchise and development costs, net of
  accumulated amortization of $17,424 in 1995 and
  $91,420 in 1996                                             225,194          706,795
Other assets                                                        -           83,689
                                                           -----------------------------
          Total assets                                     $2,490,607     $ 22,373,321
                                                           =============================

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $    8,481          153,376
     Accrued expenses                                         343,656        1,571,225
     Current maturities of bank debt                          148,887                -
     Notes payable to stockholders                            742,846                -
                                                           -----------------------------
          Total current liabilities                         1,243,870        1,724,601

Note payable to bank, less current maturities                 174,138                -
Deferred income taxes                                               -           71,180

Stockholders' equity:
     Preferred stock ($1.00 par value per share; authorized
        1,000,000 shares, no shares issued and outstanding)         -                -
     Common stock ($.01 par value per share; authorized
        20,000,000 shares; issued and outstanding shares of
        1,109.5 in 1995 and 4,755,000 in 1996)                  3,085           47,550
     Additional paid-in capital                               446,260       20,031,411
     Retained earnings                                        623,254          498,579
                                                           -----------------------------
          Total stockholders' equity                        1,072,599       20,577,540
                                                           -----------------------------

          Total liabilities and stockholders' equity       $2,490,607     $ 22,373,321
                                                            ============================

                 (See accompanying notes)

                        PJ AMERICA, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                           For the Years Ended
                                               --------------------------------------------
                                               December 25,    December 31,    December 29,
                                                   1994            1995            1996
                                               ------------    ------------    ------------
Restaurant sales                                $6,414,651      $10,456,893     $16,845,711
Restaurant operating expenses:
    Cost of sales                                2,097,613        3,511,245       5,536,846
    Salaries and benefits                        1,676,627        2,646,602       4,243,285
    Other operating expenses                     1,481,175        2,392,575       3,922,091
    Depreciation and amortization                  172,230          274,875         465,193
                                                ----------      -----------     -----------
                                                 5,427,645        8,825,297      14,167,415
                                                ----------      -----------     -----------
Restaurant operating income                        987,006        1,631,596       2,678,296
General and administrative expenses                433,222          557,143       1,016,291
                                                ----------      -----------     -----------

Operating income                                   553,784        1,074,453       1,662,005
Interest expense (related party)                   (34,036)         (47,000)        (39,275)
Interest expense (other)                                 -          (31,846)        (47,448)
Interest income                                          -                -          87,778
Other income                                        12,115           13,242           6,740
                                                ----------      -----------     -----------
Income before income taxes                         531,863        1,008,849       1,669,800

Income tax expense                                       -                -         228,340
                                                ----------      -----------     -----------
Net income                                      $  531,863      $ 1,008,849     $ 1,441,460
                                                ==========      ===========     ===========

Pro forma income data (unaudited) (Note 4)
Historical income before income tax expense                     $ 1,008,849     $ 1,669,800
Pro forma income tax expense                                        368,230         591,713
                                                                -----------     -----------
Pro forma net income                                            $   640,619     $ 1,078,087
                                                                ===========     ===========
Pro forma net income per share                                  $      0.36     $      0.47
                                                                ===========     ===========
Weighted average shares outstanding                               1,796,689       2,289,667
                                                                ===========     ===========


                           (See accompanying notes)

                        PJ AMERICA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common Stock
                                               ----------------------     Additional                      Total
                                                 Shares                    Paid-In       Retained     Stockholders'
                                                 Issued       Amount       Capital       Earnings        Equity
                                               --------------------------------------------------------------------
Balance, December 26, 1993                             100   $ 28,500    $   383,415    $   23,438    $    435,353
    Net income                                           -          -              -       531,863         531,863
    Reverse stock split                                  -    (27,500)        27,500             -               -
    S corporation distributions                          -          -              -        (8,662)         (8,662)
    Capital contributions:
        Incorporation of Textra Cheese                   1      1,000              -             -           1,000
        Issue additional shares to officer             8.5         85         35,345             -          35,430
                                               -------------------------------------------------------------------
Balance, December 25, 1994                           109.5      2,085        446,260       546,639         994,984

    Net income                                           -          -              -     1,008,849       1,008,849
    S corporation distributions                          -          -              -      (932,234)       (932,234)
    Incorporation of Twice the Cheese                1,000      1,000              -             -           1,000
                                               -------------------------------------------------------------------
Balance, December 31, 1995                         1,109.5      3,085        446,260       623,254       1,072,599

    Net income                                           -          -              -      1,441,460      1,441,460
    S Corporation distributions                          -          -              -     (3,398,312)    (3,398,312)
    Stock splits and changes in par value
      and authorized shares                    1,768,890.5     14,615        (14,615)             -              -
    Issuance of common stock (net of
      issuance costs)                            1,755,000     17,550     19,224,691              -     19,242,241
    Acquisition of Virginia group                1,230,000     12,300        290,700      1,832,177      2,135,177
    Issuance of warrant to PJI                           -          -         84,375              -         84,375
                                               -------------------------------------------------------------------
Balance, December 29, 1996                       4,755,000   $ 47,550    $20,031,411    $   498,579    $20,577,540
                                               ===================================================================

                           (See accompanying notes)

                        PJ AMERICA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                      For the Years Ended
                                                             --------------------------------------
                                                             December 25, December 31, December 29,
                                                                 1994         1995         1996
                                                             --------------------------------------
Operating activities:
Net income                                                     $  531,863  $ 1,008,849  $ 1,441,460
Adjustments to reconcile net income to net cash provided
  by operating activities:
Depreciation and amortization                                     172,230      274,875      465,193
Deferred income taxes                                                 -            -        (33,023)
Changes in operating assets and liabilities:
     Accounts receivable                                           (7,357)      (9,869)      59,370
     Inventories                                                  (29,851)          57      (63,128)
     Advances to related parties                                      -       (132,725)      28,693
     Prepaid expenses and other                                    27,370        2,307       63,224
     Accounts payable                                               1,143        5,353      (18,225)
     Accrued expenses                                              99,312      113,866      843,335
Other assets                                                          -            -         (5,737)
Deferred franchise and development costs                          (75,771)    (104,147)     (90,000)
                                                               ------------------------------------
Net cash provided by operating activities                         718,939    1,158,566    2,691,162

Investing Activities:
Purchases of property and equipment                              (738,660)    (797,513)  (1,106,954)
Other                                                              (8,961)         596          -
Purchases of investments                                              -            -    (12,057,972)
Purchase of Virginia Group, net of cash acquired                      -            -        985,170
                                                               ------------------------------------
Net cash used in investing activities                            (747,621)    (796,917) (12,179,756)

Financing Activities:
Proceeds from bank borrowings                                         -        450,000    1,000,000
Proceeds from issuance of common stock                                -            -     19,242,241
Payments on bank borrowings                                           -       (126,975)  (2,423,025)
Issuance of (payments on) stockholder notes                       127,200      315,646   (1,495,846)
Distributions paid                                                 (8,662)    (932,234)  (3,398,312)
Capital contributions                                              36,430        1,000          -
                                                               ------------------------------------
Net cash provided (used) by financing activities                  154,968     (292,563)  12,925,058
                                                               ------------------------------------

Net increase in cash and cash equivalents                         126,286       69,086    3,436,464
Cash and cash equivalents at beginning of year                     29,007      155,293      224,379
                                                               ------------------------------------
Cash and cash equivalents at end of year                       $  155,293  $   224,379  $ 3,660,843
                                                               ====================================

                           (See accompanying notes)

                        PJ AMERICA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation, Description of Business, and Reorganization

Basis of Presentation

       The accompanying consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiary, PJ Cheese, Inc. (the "Company"). All significant inter-company transactions between the consolidated companies have been eliminated. Prior to the Company's initial public offering (the "Offering") and reorganization, the Company's financial statements represented the combined financial position, results of operations and cash flows of Extra Cheese, Inc. (Extra Cheese), Textra Cheese Corp. (Textra) and Twice the Cheese, Inc. (Twice), collectively referred to herein as the "Alabama Group." Those financial statements excluded the combined financial position of PJVA, Inc. and PJV, Inc., collectively referred to as the "Virginia Group" prior to their acquisition on October 30, 1996 (See Note 3).

       Extra Cheese, Textra, and Twice operated as S Corporations through October 30, 1996, when their S Corporation elections were terminated. As a result, they were not subject to federal or state income tax before October 30, 1996.

       Pro forma information for the years ended December 31, 1995 and December 29, 1996 have been presented as if the Company had been treated as a C Corporation rather than an S Corporation, with an assumed effective income tax rate of 36.5%.

Description of Business

       The Company operates pizza delivery and carry-out restaurants under the trademark "Papa John's" in Birmingham, Alabama and the surrounding area; Norfolk, Richmond, and Virginia Beach, Virginia and surrounding areas; and in East Texas. At December 29, 1996, the Company operated 46 restaurants. In addition to the areas the Company currently has restaurants, the Company also holds franchise and development rights for Ventura, Kern, San Luis Obispo and Santa Barbara counties in California; Vancouver, Canada and the surrounding area; and Puerto Rico.

Reorganization

       The Company was formed in August, 1996 to succeed to the businesses of five Papa John's International, Inc. (PJI) franchisees. Extra Cheese entered into an Agreement dated June 10, 1996, as amended on July 10, 1996, and a Plan of Merger with Twice, Textra, PJVA, Inc. and PJV, Inc., pursuant to which all such corporations agreed to be merged into PJ Cheese, Inc. (PJ Cheese), a wholly-owned subsidiary of Extra Cheese, in exchange for shares of common stock of Extra Cheese. On October 30, 1996, concurrent with the completion of the Offering (i) all such corporations merged into PJ Cheese; (ii) Extra Cheese contributed to PJ Cheese all of the assets of Extra Cheese relating to its restaurants, with PJ Cheese assuming all of Extra Cheese's liabilities relating thereto; and (iii) Extra Cheese merged into the

                        PJ AMERICA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation, Description of Business, and Reorganization
    (continued)

Company with the stockholders of Extra Cheese receiving an aggregate of 3,000,000 shares of common stock of the Company (the "Reorganization"). Accordingly, the Company is the parent of PJ Cheese, and PJ Cheese owns all of the Papa John's restaurants which were owned by Extra Cheese, Textra, Twice, PJVA, Inc. and PJV, Inc. (collectively, the "Predecessor Companies").

       The Reorganization was an exchange of non-monetary assets by stockholders and has been accounted for at historical cost.

2.  Significant Accounting Policies

Fiscal Year

       The Company's fiscal year ends on the last Sunday in December of each year. The 1996 and 1994 fiscal years consisted of 52 weeks. The 1995 fiscal year consisted of 53 weeks.

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash Equivalents

       Cash equivalents consist of highly liquid investments with a maturity of three months or less at date of purchase. These investments are carried at cost, which approximates fair value.

Inventories

       Inventories consist of food products, paper goods and supplies and are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market. Virtually all of the Company's food products and supplies are purchased from PJI.

Property and Equipment

       Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to seven years for restaurant and other equipment, and up to 20 years for buildings and improvements. Leasehold improvements are amortized over the terms of the respective leases, including the first renewal period (generally five to ten years). Normal repair and maintenance costs are expensed as incurred.

                        PJ AMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Significant Accounting Policies (continued)

Investments

     The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. All investment securities held by the Company at December 29, 1996, have been classified as held-to-maturity. Held-to-maturity investment securities are stated at amortized cost with any amortization of premiums and accretion of discounts included in interest income.

Development and Franchise Fees

       Development fees paid by the Company to PJI for the right to open a certain number of restaurants in a geographic area are deferred and amortized to expense on a pro rata basis as each restaurant is opened. Franchise fees are generally paid when each restaurant is opened and are deferred and amortized. Deferred development and franchise fees are amortized over a 20 year period using the straight-line method beginning with the opening of each restaurant.

Advertising and Related Costs

       Advertising and related costs include restaurant activities such as mail coupons, doorhangers, promotional items, and required contributions to PJI's production fund (0.50% to 0.75% of restaurant sales). Such amounts are expensed as incurred and were approximately $347,000 in 1994, $583,000 in 1995 and $1 million in 1996, and are included in other operating expenses in the consolidated statements of income.

Stock-Based Compensation

       The Company follows the provisions of Accounting Principles Board Opinion
(APB) No. 25 for its stock-based compensation awards (see Note 13).

Income Taxes

       On October 29, 1996, the Predecessor Company terminated their status as S Corporations and the Company became subject to federal and state income taxes. Concurrently, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and accordingly, there was no cumulative effect of adopting SFAS No. 109, and prior year financial statements were not restated. In accordance with the provisions of SFAS No. 109, deferred income taxes reflect the temporary tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities.

                        PJ AMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Significant Accounting Policies (continued)

Pre-Opening Costs

       Pre-opening costs, which represent certain expenses incurred before a restaurant opens, are expensed as incurred.

Net Income Per Share

       Net income per share information is not presented because such data is not meaningful (See Notes 4 and 5).

Accounting Changes

       Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." The adoption of SFAS 121 had no impact on the Company.

3. Initial Public Offering

       The Company completed the offering of its common stock on October 30, 1996, pursuant to which the Company sold 1,755,000 shares of its common stock, including 135,000 shares exercised to cover underwriter over-allotments, at an initial public offering price of $12.50 per share. Net proceeds from the Offering (after deducting the underwriting discount of $1.5 million and expenses of $1.2 million) were $19.2 million. Such proceeds were partially used to fully retire the outstanding balance owed to banks and shareholders, pay S Corporation distributions, and for general corporate purposes.

4. Pro Forma Information (Unaudited)

       The Company terminated its status as an S Corporation on October 29, 1996. Pro forma income taxes have been presented to reflect a provision for federal, state, and local income taxes at an assumed effective rate of 36.5%.

                        PJ AMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. Pro Forma Information (Unaudited) (continued)

       Pro forma net income per share is based on the weighted averaged number of shares of common stock and common stock equivalents outstanding during the period. The pro forma net income per share amounts were calculated assuming that the number of shares of common stock in the Offering necessary to generate sufficient proceeds to fund the payment of the Company's undistributed S Corporation earnings. A summary of the components of the weighted average shares of common stock and equivalents outstanding during the years ended December 31, 1995 and December 29, 1996 is as follows:

                                                                                     1995       1996
                                                                              ----------------------
Total number of common shares outstanding throughout the period                 1,770,000  1,770,000
Weighted average number of common shares issued in connection with
   the Offering                                                                         -    492,116
Shares issuable upon net exercise of outstanding stock options                          -     26,498
Adjustment to reflect shares issued to pay S Corporation distributions             26,689      1,053
                                                                              ----------------------
Total weighted average shares and equivalents outstanding                       1,796,689  2,289,667
                                                                              ======================

                        PJ AMERICA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Acquisition of Virginia Group - Pro Forma Information (Unaudited)

       Concurrent with the Reorganization, the Company acquired PJVA, Inc. and PJV, Inc. (See Note 1). The acquisition was accounted for at historical cost, with the shareholders of PJVA, Inc. and PJV, Inc. receiving an aggregate of 1,230,000 shares of common stock of the Company.

       The following represents the unaudited pro forma results of operations for the years ended December 31, 1995 and December 29, 1996 as if the Reorganization occurred at the beginning of the Company's fiscal year. Pro forma net income reflects an assumed corporate income tax rate of 36.5%.


                                          1995         1996
                                       ------------------------
Restaurant sales                       $23,099,050  $30,264,352
Restaurant operating expenses:
     Cost of sales                       7,827,113   10,115,854
     Salaries and benefits               5,794,983    7,460,499
     Other operating expenses            5,742,900    7,468,389
     Depreciation and amortization         656,632      905,178
                                       ------------------------
                                        20,021,628   25,949,920
                                       ------------------------
Restaurant operating income              3,077,422    4,314,432
General and administrative expenses      1,042,714    1,633,812
                                       ------------------------
Operating income                         2,034,708    2,680,620
Other expense, net                         221,466      127,305
                                       ------------------------
Income before income taxes               1,813,242    2,553,315
Pro forma income tax expense               661,833      912,514
                                       ------------------------
Pro forma net income                   $ 1,151,409  $ 1,640,801
                                       ========================
Pro forma net income per share         $      0.37  $      0.48
                                       ========================
Weighted average shares outstanding      3,111,828    3,429,896
                                       ========================

The pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's fiscal year. Additionally, the pro forma information is not intended to be a projection of future results.

                        PJ AMERICA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Investments

       A summary of the Company's held-to-maturity securities as of December 29, 1996 follows:


                                               Gross        Gains
                               Amortized  Unrealized   Unrealized      Estimated
                                    Cost     Holding      Holding     Fair Value
                                               Gains       Losses
--------------------------------------------------------------------------------
U.S. Government securities   $ 8,980,113      $    -     $(1,849)    $ 8,978,264
Municipal bonds                3,077,859       2,686        (665)      3,079,880
--------------------------------------------------------------------------------
Total                        $12,057,972      $2,686     $(2,514)    $12,058,144
================================================================================

All investment securities have a contractual maturity of one year or less.

7.  Net Property and Equipment

       Net property and equipment consists of the following:


                                          December 31,   December 29,
                                              1995           1996
                                          ===========================
Land                                        $  114,079    $   114,079
Building and improvements                      567,794      1,235,075
Leasehold improvements                         267,266      2,247,597
Restaurant equipment                         1,163,859      3,676,972
Other                                          246,138         31,465
                                          ---------------------------
                                             2,359,136      7,305,188
Less accumulated depreciation                 (538,308)    (2,061,138)
                                          ---------------------------
Net property and equipment                  $1,820,828    $ 5,244,050
                                          ===========================

8.  Accrued Expenses

       Accrued expenses consists of the following:

                                          December 31,   December 29,
                                              1995           1996
                                          ===========================
Salaries and wages                          $   79,979    $   376,492
Taxes, other than income                        93,585        260,503
Advertising and royalties                       55,593        179,915
Reserve for relocation                               -        116,002
Accrued Offering expenses                            -        276,256
Other                                          114,499        362,057
                                          ---------------------------
                                            $  343,656    $ 1,571,225
                                          ===========================


                        PJ AMERICA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Note Payable to Bank

       Note payable to bank consists of the following:


                                        December 31,   December 29,
                                            1995           1996
                                        ---------------------------
Note payable to bank                       $ 323,025      $       -
Less current maturities of bank debt        (148,887)             -
                                        ---------------------------
                                           $ 174,138      $       -
                                        ===========================

     Note payable to bank with interest rates of 8.9% and 8.0% in 1995 and 1996, respectively, were retired during 1996 with proceeds from the Offering. The interest payments on the notes payable were approximately $36,000 and $7,000 in 1995 and 1996, respectively (none in 1994).

10. Income Taxes

     Concurrent with the Reorganization on October 30, 1996, the Predecessor Companies (See Note 1) terminated their status as S Corporations. Accordingly, the Company is now subject to federal and state income taxes. At the date of termination of S Corporation status, the Company recorded a net deferred tax asset and corresponding credit to income tax expense for cumulative temporary differences between the tax basis and the reported amounts of the Company's assets and liabilities in the consolidated financial statements. These differences consisted primarily of deferred expenses and accumulated depreciation on property and equipment. At the date of termination of S Corporation status, the net differences equaled approximately $109,000, resulting in a net deferred tax asset and corresponding credit to income tax expense of approximately $40,000.

     Additionally, in connection with the termination of the Predecessor Companies' S Corporation status, distributions were made to their stockholders of approximately $2.0 million, representing substantially all undistributed S Corporation earnings (as determined for tax reporting purposes) at the time of termination. Prior to the termination of the Company's S Corporation status, distributions paid to stockholders in 1996 were approximately $1.4 million.

     A summary of income tax expense for 1996 is as follows:

Current
     Federal                                                  $241,340
     State and local                                            20,023
Deferred (federal and state)                                     6,934
Deferred tax credit resulting from change in tax status        (39,957)
                                                              --------
Income tax expense                                            $228,340
                                                              ========

                        PJ AMERICA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Income Taxes (continued)

Net deferred tax assets are comprised of the following at December 29, 1996:

Deferred tax assets - miscellaneous reserves and accruals           $104,203
Deferred tax liabilities - accelerated depreciation                   71,180
                                                                    --------
Net deferred tax assets                                             $ 33,023
                                                                    ========

       The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense for the year ended December 29, 1996 is as follows:



Income tax expense at U.S. federal statutory rate (attributable to income before income taxes from operations for the period
     October 30, 1996 through December 29, 1996)                      $264,408
State and local income taxes - net                                      13,187
Tax exempt interest income                                              (9,978)
Deferred tax credit resulting from change in tax status                (39,957)
Other                                                                      680
                                                                      --------
Income tax expense                                                    $228,340
                                                                      ========

Income tax payments amounted to $225,000 in 1996.

11. Related Party Transactions

Franchisor

       Under the terms of area development agreements between the Company and PJI, the Company paid development fees ranging from $1,700 to $5,000 per restaurant. Franchise fees ranging from $10,000 to $15,000 have been paid as each new restaurant was opened. Royalties in the amount of 4% of restaurant sales are paid monthly to PJI, and a monthly contribution of 0.50% to 0.75% of sales is paid to the Marketing fund of PJI. The Company is required to buy certain proprietary food products from PJI's commissary subsidiary and have elected to buy substantially all other food products, supplies, marketing materials and equipment from PJI or its subsidiaries.

       The Company's franchise and development agreements with PJI contain certain requirements regarding the number of units to be opened in the future. Should the Company fail to comply with the required development schedule or with the requirements of the agreements for restaurants within areas covered by the development agreements, PJI has the right to terminate the exclusive nature of the Company franchises. The franchise agreements also provide PJI with significant rights regarding the business and operations of the Company.

                        PJ AMERICA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Related Party Transactions (continued)

       In connection with the Company's Offering, the Company issued a warrant to PJ USA (a subsidiary of PJI) to purchase 225,000 shares of common stock at $11.25 per share. The warrant was issued in consideration for, among other things, the rights to enter into development agreements for certain counties in California; Vancouver, Canada and the surrounding area; and Puerto Rico. The Company expects to pay all standard development and franchise fees in connection with operating restaurants in these territories. The warrant is exercisable in whole or in part at any time until October 30, 2001. The portion of the warrant discount attributable to the granting of the various development rights, approximately $84,000, has been capitalized into deferred franchise and development costs.

Affiliate Markets

       Certain officers and directors of the Company own equity interests in other entities that franchise Papa John's restaurants. The Company also provides management and operational supervision services to three related entities; PJ Utah, LLC, PJ Louisiana, Inc., and PJ Iowa, LLC. Currently, the Company receives monthly management fees of $20,000 from PJ Utah, $5,000 from PJ Louisiana, and $5,000 from PJ Iowa. During 1996, the Company received $100,000 from PJ Utah, $20,000 from PJ Louisiana, and $10,000 from PJ Iowa. Management fee income is netted against general and administrative expenses in the consolidated statements of income.

       PJ Utah, LLC holds the development and franchise rights for Papa John's restaurants in Utah. The Company and PJ Utah, LLC have entered into an option agreement granting the Company the option to acquire for cash the operations and development rights for the franchised Papa John's restaurants in Utah. The option is exercisable at any time during 1998, but expires December 31, 1998. The purchase price of the option is equal to the aggregate amount invested in the Papa John's restaurants, operations (including operating losses, if any) and related matters in Utah by PJ Utah, LLC, including interest paid to a third party and/or its members on any loans, an imputed yield on all equity invested in PJ Utah, LLC equal to the "prime rate," as published in The Wall Street Journal, plus $10,000 for each store that is open at the time the option is exercised. The Company expects, but is not obligated, to exercise such option in 1998.

       The Company has obtained a right of first refusal to acquire franchise and development rights for PJ Louisiana, Inc. and PJ Iowa, L.C. However, there is no agreement or understanding between the Company and these entities or stockholders to acquire such entities or their assets.

                        PJ AMERICA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions (continued)

Stockholders

       Notes payable to stockholders were due on demand and carried interest at 7.0%. The notes payable were fully paid at the closing of the Offering. Interest expense related to these notes was approximately $34,000 in 1994, $47,000 in 1995 and $39,000 in 1996. Interest payments were approximately $18,000 in 1994, $4,000 in 1995 and $98,000 in 1996.

       In connection with the Company's Offering, certain officers, directors and former employees received approximately $250,000 for consulting services provided to the Company with respect to the structuring, organization and implementation of the Offering.

12.  Leases

       The Company leases office and retail space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. Future minimum lease payments are as follows:


            1997..............................  $  512,160
            1998..............................     459,385
            1999..............................     307,210
            2000..............................     214,505
            2001..............................     101,046
            Thereafter........................      44,038
                                                ----------
                                                $1,638,344
                                                ==========

       Rent expense was approximately $96,000 in 1994, $150,000 in 1995, and $271,000 in 1996.

13. Stock Options

       In August, 1996, the Company adopted the 1996 Stock Ownership Incentive Plan (the "1996 Plan") and a Non-Employee Directors 1996 Stock Incentive Plan (the "Director's Plan"). The 1996 Plan reserves 600,000 shares of common stock for future issuance, for either stock options, performance units, or restricted stock (which is limited to 120,000 of the total 600,000 shares reserved). All options granted pursuant to the 1996 Plan must have an exercise price equal to at least 100% of the fair market value of the underlying shares on the date of grant, and incentive stock options granted to any employee owning more than 10.0% of the combined voting power of all classes of stock must be granted at an exercise price at least equal to 110 % of such fair market value. A compensation committee established by the Board of Directors selects employees to receive awards under the 1996 Plan and determines terms, conditions, and

                        PJ AMERICA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. Stock Options (continued)

limitations applicable to each award. On October 24, 1996, the Company granted 266,500 stock options under the 1996 Plan, which had an exercise price of $12.50, the market price of the Company's stock on the date of grant. Options granted to date under the 1996 Plan will become exercisable in four equal annual installments, beginning on the first anniversary of such option's date of grant.

       The Director's Plan reserves 160,000 shares of common stock for future issuance. Each non-employee director received options to purchase 12,000 shares on the initial grant date (the "Initial Grants"). Each new non-employee director will be granted options to purchase 12,000 shares of common stock on the date of his or her election. The Company will thereafter annually issue, beginning on the first anniversary of the initial grant date, to each of the Company's non-employee directors, options to purchase 4,000 shares of common stock. Thereafter, all options will be granted at the fair market value of the common stock on the date of grant. All options granted under the Director's Plan will become exercisable in four equal annual installments, beginning on the first anniversary of such option's date of grant. On October 24, 1996, the Company granted 72,000 stock options under the Director's Plan, which had an exercise price of $12.50, the market price of the Company's common stock at the date of the grant.

       The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the 1996 Plan and the Director's Plan (the "Plans"). Accordingly, no compensation cost has been recognized for its Plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant date consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1996
                                                             ----------

     Pro forma Net income            Unaudited Pro forma     $1,078,087
                                     Pro forma                1,021,782

     Primary earnings per share      Unaudited Pro forma     $     0.47
                                     Pro forma                     0.45

       The weighted average fair value of the stock options granted during the year was $5.63. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 49.1%, risk-free interest rate of 6.0%, and an expected life of 4 years.

       As of December 29, 1996, 333,500 and 88,000 shares were available for future issuance under the 1996 Plan and Director's Plan, respectively.

                        PJ AMERICA, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Pro forma Quarterly Data (Unaudited) in thousands, except per share data

                                           1/st/ Quarter        2/nd/ Quarter       3/rd/ Quarter        4/th/ Quarter
                                           -------------        -------------       -------------        -------------
                                          1995      1996        1995      1996      1995      1996      1995      1996
-----------------------------------------------------------------------------------------------------------------------
Restaurant sales                         $4,801    $6,605      $5,395    $7,492    $5,764    $7,627    $7,139    $8,540
Operating income                            425       516         495       587       537       669       578       908
Income before income taxes                  384       458         440       521       479       602       510       972
Pro forma net income                        244       291         280       331       304       382       323       637
Pro forma net income per share              .08       .09         .09       .11       .10       .12       .10       .15

       All quarterly information presented above is as if the Reorganization (i.e., acquisition of the Virginia Group) occurred at the beginning of the Company's 1995 fiscal year. Additionally all quarterly information is presented in 13 week periods, except the fourth quarter of 1995, which is 14 weeks.

                              ERNST & YOUNG LLP,
                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
PJ America, Inc.

       We have audited the accompanying consolidated balance sheets of PJ America, Inc. and Subsidiary as of December 31, 1995 and December 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 25, 1994, December 31, 1995 and December 29, 1996. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PJ America, Inc. and Subsidiary, at December 31, 1995 and December 29, 1996, and the consolidated results of their operations and their cash flows for the years ended December 25, 1994, December 31, 1995 and December 29, 1996, in conformity with generally accepted accounting principles.

                                              /s/ Ernst & Young LLP

Birmingham, Alabama
February 4, 1997

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       Not applicable.

                                   PART III

Items 10, 11, 12 and 13.  Directors and Executive Officers of the Registrant;
          Executive Compensation; Security Ownership of Certain Beneficial Owners and Management; and Certain Relationships and Related Transactions.

       The information required by these items, other than information set forth in this Form 10-K under Item I, "Executive Officers of Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of PJ America, Inc. and Subsidiary and the report of independent auditors are included in
        Item 8:

                                                                                        Page
                                                                                        ----
        Report of Independent Auditors..............................................     38
        Consolidated Balance Sheets as of December 31, 1995 and December 29, 1996...     21
        Consolidated Statements of Income for the years ended December 25, 1994,
               December 31, 1995, and December 29, 1996.............................     22
        Consolidated Statements of Stockholders' Equity for the years ended
               December 25, 1994, December 31, 1995, and December 29, 1996..........     23
        Consolidated Statements of Cash Flows for the years ended December 25, 1994,
               December 31, 1995, and December 29, 1996.............................     24
        Notes to Consolidated Financial Statements..................................     25

(a)(2)  Consolidated Financial Statement Schedules:


       All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)  Exhibits:

3.1 The Company's Certificate of Incorporation. Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

3.2 The Company's By-laws. Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

4 Specimen Stock Certificate. Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.1 Form of Registration Rights Agreement. Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.2 Form of 1996 Stock Ownership Incentive Plan. Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.3 Form of Non-Employee Directors 1996 Stock Incentive Plan. Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.4 Agreement relating to the Reorganization. Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.5 Plan of Merger. Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.6 Indemnification Agreement. Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.7 Escrow Agreement. Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.8 Warrant issued to PJI. Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.9 Agreement between PJI and Extra Cheese, Inc. relating to certain Southern California counties; Puerto Rico; Vancouver, Canada; consent for this offering from PJI; the issuance of the warrant; and certain other matters. Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.10 Development Agreement relating to the Utah territory. Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.11 Development Agreement relating to the development of an aggregate of ten restaurants in Birmingham, Tuscaloosa and Auburn, Alabama. Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.12 Form of Franchise Agreement relating to the Birmingham, Tuscaloosa and Auburn, Alabama restaurants (e.g., Franchise Agreement dated February 18, 1992, by and between Extra Cheese, Inc. and PJI at 2503 McFarland Blvd. W., Northport, Alabama 35476). Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.13 Development Agreement relating to the development of an aggregate of four restaurants in Cullman, Jasper, Sylacauga and Talladega, Alabama. Exhibit
       10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.14 Form of Franchise Agreement relating to the Cullman, Jasper, Sylacauga and Talladega, Alabama restaurants (e.g., Franchise Agreement dated August 14, 1995, by and between Extra Cheese, Inc. and PJI at 680 Highway 78 West, Jasper, Alabama 35501). Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.15 Development Agreement relating to the development of an aggregate of five restaurants in Longview, Lufkin and Nacogdoches, Texas. Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.16 Form of Franchise Agreement relating to the East Texas restaurants (e.g., Franchise Agreement dated September 20, 1994, by and between Textra Cheese Corp. and PJI at 2702 North Street, Nacogdoches, Texas 75961).
       Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.17 Development Agreement relating to the Virginia development of an aggregate of 47 restaurants in Virginia Beach, Richmond and Norfolk, Virginia. Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.18 Form of Franchise Agreement relating to the Virginia restaurants (e.g. Franchise Agreement dated March, 31, 1994, by and between PJVA and PJI at 10054 Robious Road, Richmond, Virginia 23235). Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.19 PJI's Waiver of Right of First Refusal (certain Utah, Iowa markets and other markets). Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.20 The Company's Right of First Refusal relating to certain Iowa territories. Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.21 The Company's Right of First Refusal relating to certain Louisiana territories. Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.22 Option Agreement relating to the Utah territories. Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.23 Employment Agreement with Mr. Davison. Exhibit 10.25 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

10.24 Agreement between PJI and PJ Utah, LLC relating to development rights to be granted with respect to the Utah territory. Exhibit 10.26 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

21     Subsidiaries of the Company:
       (a)  PJ Cheese, Inc. an Alabama corporation

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1997               PJ AMERICA, INC.


                                    By:  _____________________________________
                                                  Douglas S. Stephens
                                         Chief Executive Officer and President



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                           Date
---------                         -----                           -----


________________________________  Chairman of the Board           March 24, 1997
       Richard F. Sherman


________________________________  Chief Executive Officer,        March 24, 1997
      Douglas S. Stephens          President and Director


________________________________  Vice President--Chief Financial March 24, 1997
        D. Ross Davison            Officer and Treasurer (Chief
                                   Financial and Accounting
                                   Officer)

________________________________  Director                        March 24, 1997
      Michael M. Fleishman


________________________________  Director                        March 24, 1997
         Martin T. Hart


________________________________  Director                        March 24, 1997
         Frank O. Keener


________________________________  Director                        March 24, 1997
      Stephen P. Langford


________________________________  Director                        March 24, 1997
      Charles W. Schnatter