Form 10-Q
period 1997-03-30
PJ AMERICA INC
filed 1997-04-22
CIK 1021723

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 30, 1997

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

               Yes   X                       No
                   -----                        -----

     At April 17, 1997, there were outstanding 4,755,000 shares of the registrant's common stock, par value $.01 per share.

                        PJ AMERICA, INC. AND SUBSIDIARY

                                     INDEX


PART I.        FINANCIAL INFORMATION                                            Page No.
                                                                                --------


Item 1.        Financial Statements


               Condensed Consolidated Balance Sheets --
               March 30, 1997 and December 29, 1996                                2


               Condensed Consolidated Statements of Income --
               Three Months Ended March 30, 1997 and
               March 29, 1996                                                      3


               Condensed Consolidated Statements of Cash Flows --
               Three Months Ended March 30, 1997 and March 29, 1996                4


               Notes to Condensed Consolidated Financial Statements                5


Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           8


PART II.       OTHER INFORMATION


Item 6.        Exhibits and Reports on 8-K                                         10



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                        PJ AMERICA, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                March 30,      December 29,
                                                  1997             1996
                                               (Unaudited)
                                               ------------    ------------
(In thousands)
Assets
Current assets:
     Cash and cash equivalents                   $ 3,897         $ 3,661
     Accounts receivable, net                         39              21
     Inventories                                     224             189
     Advances to related parties                      97             120
     Deferred income taxes                           104             104
     Investments                                  12,286          12,058
     Prepaid expenses and other                      115             186
                                                 -------         -------
Total current assets                              16,762          16,339

Net property and equipment                         5,958           5,244
Deferred franchise and development costs, net        741             707
Other assets                                          86              83
                                                 -------         -------

Total assets                                     $23,547         $22,373
                                                 =======         =======

Liabilities and stockholders' equity
Current liabilities:
     Accounts payable                            $   143         $   154
     Accrued expenses                              2,028           1,570
                                                 -------         -------
Total current liabilities                          2,171           1,724

Deferred income taxes                                 71              71

Stockholders' equity:
     Common stock                                     48              48
     Additional paid-in capital                   20,031          20,031
     Retained earnings                             1,226             499
                                                 -------         -------
Total stockholders' equity                        21,305          20,578
                                                 -------         -------

Total liabilities and stockholders' equity       $23,547         $22,373
                                                 =======         =======

Note: The condensed consolidated balance sheet at December 29, 1996 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        PJ AMERICA, INC. AND SUBSIDIARY
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                            Three Months Ended
                                          March 30,      March 29,
                                            1997           1996
                                         ------------   ------------
(In thousands, except per share amounts)
Restaurant sales                             $8,770         $2,998

Restaurant operating expenses:
     Cost of sales                            2,777          1,005
     Salaries and benefits                    2,235            761
     Other operating expenses                 2,059            677
     Depreciation and amortization              253             84
                                         ------------   ------------
                                              7,324          2,527
                                         ------------   ------------

Restaurant operating income                   1,446            471
General and administrative expenses             464            181
                                         ------------   ------------
Operating income                                982            290

Other income (expense)                          155            (18)
                                         ------------   ------------

Income before income taxes                    1,137            272
Income tax expense                              409              -
                                         ------------   ------------
Net income                                   $  728         $  272
                                         ============   ============
Net income per share                         $ 0.15
                                         ============
Weighted average shares outstanding           4,882
                                          ===========

Unaudited pro forma information:
Historical net income                                       $  272
Pro forma income tax expense                                    99
                                                        ------------

Pro forma net income                                        $  173
                                                        ============

Pro forma net income per share                              $ 0.10
                                                        ============
Weighted average shares outstanding                          1,764
                                                        ============


See accompanying notes.

                        PJ AMERICA, INC. AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              Three Months Ended
                                                           March 30,         March 29,
                                                             1997              1996
                                                         -----------------------------
(In thousands)
Cash Flows from Operating Activities
  Net cash provided by operating activities                 $ 1,420             $ 387

Cash Flows from Investing Activities
  Purchases of property and equipment                          (956)              (71)
  Purchases of investments                                     (228)                -
                                                         -----------        ----------
    Net cash used in investing activities                    (1,184)              (71)

Cash Flows from Financing Activities
  Payments on bank borrowings                                     -               (36)
  Payments on stockholder notes                                   -               (11)
  Distributions paid                                              -               (58)
                                                         -----------        ----------
    Net cash used in financing activities                         -              (105)

  Net increase in cash                                          236               211
  Cash and cash equivalents at beginning of period            3,661               224
                                                         -----------        ----------
  Cash and cash equivalents at end of period                $ 3,897             $ 435
                                                         ===========        ==========

See accompanying notes.

                        PJ AMERICA, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

March 30, 1997

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 29, 1996.

     The accompanying unaudited condensed consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiary, PJ Cheese, Inc. (the "Company"). All significant inter-company transactions between the consolidated companies have been eliminated. Prior to the Company's initial public offering (the "Offering") and reorganization, the Company's financial statements represented the combined financial position, results of operations and cash flows of Extra Cheese, Inc. (Extra Cheese), Textra Cheese Corp. (Textra) and Twice the Cheese, Inc. (Twice), collectively referred to herein as the "Alabama Group." Those financial statements excluded the combined financial position of PJVA, Inc. and PJV, Inc., collectively referred to as the "Virginia Group" prior to their acquisition on October 30, 1996 (See Note 3).

     Extra Cheese, Textra, and Twice operated as S Corporations through October 30, 1996, when their S Corporation elections were terminated. As a result, they were not subject to federal or state income tax before October 30, 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is not expected to result in an increase in primary earnings per share for the first quarter ended March 30, 1997 and March 29, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Note 2 - Reorganization

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

Note 3 - Initial Public Offering and Pro Forma Information

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

Note 4 - Pro Forma Information Excluding the Virginia Group Acquisition (Unaudited)

The Company terminated its status as an S Corporation on October 29, 1996. Pro forma income taxes for the three months ended March 29, 1996 have been presented as if the Company had been treated as a C Corporation rather than an S Corporation, with an assumed effective income tax rate of 36.5%.

Pro forma net income per share is based on the weighted averaged number of shares of common stock and common stock equivalents outstanding during the period. The pro forma net income per share amounts were calculated assuming that the number of shares of common stock in the Offering necessary to generate sufficient proceeds to fund the payment of the Company's undistributed S Corporation earnings (excess S Corporation earnings reduce common stock equivalents). A summary of the components of the weighted average shares of common stock and equivalents outstanding during the three months ended March 29, 1996 is as follows:


Total number of common shares outstanding throughout the period         1,770
Adjustment to reflect shares issued to consider excess S Corporation       (6)
 distributions                                                          -----
Total weighted average shares and equivalents outstanding               1,764
                                                                        =====

Note 5 - Acquisition of Virginia Group - Pro Forma Information (Unaudited)

Concurrent with the Offering, the Company acquired PJVA, Inc. and PJV, Inc. (see
Note 2). The acquisition was accounted for at historical cost, with the shareholders of PJVA, Inc. and PJV, Inc. receiving an aggregate of 1,230,000 shares of common stock of the Company (these shares are included in the 3,000,000 shares of common stock discussed in Note 2).

The following represents the unaudited pro forma results of operations for the three months ended March 29, 1996 as if the Reorganization occurred at the beginning of the Company's 1996 fiscal year. Pro forma net income reflects an assumed corporate income tax rate of 36.5%.

In thousands, except per share data
Restaurant sales                                        $6,606
                                                        ======

Net income                                              $  291
                                                        ======

Net income per share                                    $ 0.09
                                                        ======

Weighted average shares outstanding (in thousands)       3,120
                                                        ======

This pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's 1996 fiscal year.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertanties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; success of operating initiatives; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Restaurant Sales. Restaurant sales increased 193% to $8.8 million for the three months ended March 30, 1997, from $3.0 million for the comparable period in 1996. The increase was primarily attributable to the 46 restaurants open throughout the period ended March 30, 1997 (includes 25 Virginia restaurants acquired on October 30, 1996), as compared to the 15 restaurants open throughout the period ended March 29, 1996, the three restaurants opened in the first quarter of 1997, and a 11.9% increase in comparable restaurant sales.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 31.7% for the three months ended March 30, 1997, from 33.5% for the comparable period in 1996. This decrease is primarily attributable to the acquisition of the Virginia restaurants which are included in the period ended March 30, 1997, slightly lower cheese costs, and a maturing restaurant base.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased slightly as a percentage of restaurant sales to 25.5% for the three months ended March 30, 1997, from 25.4% for the comparable period in 1996. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in minimum wage in October, 1996, partially offset by better labor utilization.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, pre-opening expenses and advertising expenses. Other operating expenses increased as a percentage of restaurant sales to 23.5% for the three months ended March 30, 1997, from 22.6% for the comparable period in 1996. This increase is primarily attributable to the acquisition of the Virginia restaurants, which historically have had higher operating expenses as a percentage of restaurant sales, partially offset by increased leverage of expenses as a result of comparable store sales increases and increased purchasing power for various expenses.

     Depreciation and amortization was relatively consistent as a percentage of restaurant sales at 2.9% for the three months ended March 30, 1997, as compared to 2.8% for the comparable period in 1996.

     General and administrative expenses decreased as a percentage of restaurant sales to 5.3% for the three months ended March 30, 1997, from 6.0% for the comparable period in 1996. This decrease was primarily due to the leveraging of general and administrative expenses as a result of increased sales, partially offset by additional corporate infrastructure necessary to support planned growth.

     Other Income (Expense). Other income (expense), consisting primarily of investment income for the quarter ended March 30, 1997, was approximately $155,000. The increase in investment income is a result of earnings on funds received from the Offering. Investment balances are considered available to fund growth and acquisitions.

     Income Taxes. The Company did not provide for income taxes in 1996. This increase was due to the conversion from an S Corporation to a C Corporation on October 30, 1996, at which time the Company became subject to corporate level income taxes. Income tax expense reflects a combined federal, state and local effective tax rate of 36.0%.

Liquidity and Capital Resources

     The Company will not have significant receivables or inventory, and therefore it will require capital primarily for the development of new restaurants. Capital expenditures of approximately $1 million for the three months ended March 30, 1997, were primarily funded by cash flow from operations.

     Cash flow from operations increased to $1.4 million for the three months ended March 30, 1997 from $400,000 for the comparable period in 1996, primarily due to the higher level of net income for the first quarter of 1997.

     The Company has financed its operations principally from cash provided by operating activities and proceeds from bank borrowings and stockholder loans. In October, 1996, the Company received $19.2 million in net cash proceeds from its initial public offering. These proceeds were used to fund final S Corporation distributions of $2.0 million to stockholders, $1.6 million to retire stockholder indebtedness, and $2.0 million to retire bank indebtedness. The remaining net proceeds were used to fund capital expenditures in 1996 or were held in various investments.

     Capital expenditures are expected to be approximately $2.8 million for 1997, primarily for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at March 30, 1997 include $16.2 million of cash and investments. The Company plans to fund its capital expenditures through 1997 from available cash and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit
          Number              Description
          ------              -----------

            11                Statement regarding Computation of Earnings per
                              Common Share

            27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission

     (b)  Current Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarterly period ended March 30, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PJ AMERICA, INC.



Date:  April 17, 1997               /s/  D. Ross Davison
                                    --------------------
                                         D. Ross Davison
                                     Vice President, Chief Financial Officer
                                    and Treasurer (Principal Financial Officer)