Form 10-Q
period 1997-06-29
PJ AMERICA INC
filed 1997-08-12
CIK 1021723

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 29, 1997

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


                  Yes  X                            No
                      ---                              ---

     At August 14, 1997, there were outstanding 5,781,610 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX



PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.   Financial Statements


          Condensed Consolidated Balance Sheets (Unaudited) --
          June 29, 1997 and December 29, 1996                              2


          Condensed Consolidated Statements of Income (Unaudited) --
          Three Months and Six Months Ended June 29, 1997
          and June 30, 1996                                                3


          Condensed Consolidated Statements of Cash Flows (Unaudited) --
          Six Months Ended June 29, 1997 and June 30, 1996                 4


          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                      5


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9


PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders              12


Item 6.   Exhibits and Reports on 8-K                                      14


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                  June 29,          December 29,
                                                    1997                1996
                                                (Unaudited)            (Note)
                                                -----------         ------------
(In thousands)
Assets
Current assets:
  Cash and cash equivalents                        $ 3,426              $ 4,076
  Accounts receivable, net                              65                   27
  Inventories                                          238                  229
  Advances to related parties                           79                  120
  Deferred income taxes                                -                    104
  Investments                                       12,436               12,058
  Prepaid expenses and other                            89                  221
                                                   -------              -------
Total current assets                                16,333               16,835

Net property and equipment                           7,101                5,936
Deferred franchise and development costs, net        1,038                  758
Other assets                                            88                   84
                                                   -------              -------

Total assets                                       $24,560              $23,613
                                                   =======              =======

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                 $   291              $   189
  Accrued expenses                                   1,582                1,765
  Current maturities of bank debt                        -                   70
                                                   -------              -------
Total current liabilities                            1,873                2,024

Deferred income taxes                                  167                   71

Stockholders' equity:
  Common stock                                          50                   50
  Additional paid-in capital                        20,029               20,029
  Retained earnings                                  2,441                1,439
                                                   -------              -------
Total stockholders' equity                          22,520               21,518
                                                   -------              -------

Total liabilities and stockholders' equity         $24,560              $23,613
                                                   =======              =======


Note: The condensed consolidated balance sheet at December 29, 1996 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                             Three Months Ended    Six Months Ended
                                             June 29,  June 30,   June 29,   June 30,
                                               1997      1996       1997       1996
                                             --------  --------   --------   --------
(In thousands, except per share amounts)
Restaurant sales                             $11,985    $5,105     $22,591   $10,020

Restaurant operating expenses:
     Cost of sales                             3,825     1,697       7,198     3,344
     Salaries and benefits                     3,077     1,258       5,792     2,484
     Other operating expenses                  2,899     1,188       5,380     2,306
     Depreciation and amortization               307       129         600       251
                                             -------    ------     -------   -------
                                              10,108     4,272      19,970     8,385
                                             -------    ------     -------   -------

Restaurant operating income                    1,877       833       3,362     1,635
General and administrative expenses              715       406       1,280       685
                                             -------    ------     -------   -------
Operating income                               1,162       427       2,341       950

Other income (expense)                           168       (25)        324       (46)
                                             -------    ------     -------   -------

Income before income taxes                     1,330       402       2,665       904
Income tax expense                               468         3         882         9
                                             -------    ------     -------   -------
Net income                                   $   862    $  399     $ 1,783   $   895
                                             =======    ======     =======   =======

Pro forma information:
Income before income taxes                   $ 1,330    $  402     $ 2,665   $   904
Pro forma income tax expense                     489       157         979       350
                                             -------    ------     -------   -------

Pro forma net income                         $   841    $  245     $ 1,686   $   554
                                             =======    ======     =======   =======

Pro forma net income per share               $  0.16    $ 0.12     $  0.33   $  0.27
                                             =======    ======     =======   =======
Weighted average shares outstanding            5,169     2,087       5,180     2,087
                                             =======    ======     =======   =======

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                 Six Months Ended
                                                              June 29,        June 30,
                                                                1997            1996
                                                              --------        --------
(In thousands)
Cash Flows from Operating Activities                          $ 2,321         $ 1,368
  Net cash provided by operating activities

Cash Flows from Investing Activities
  Purchases of property and equipment                          (1,742)           (377)
  Purchases of investments                                       (378)              -
                                                              -------         -------
    Net cash used in investing activities                      (2,120)           (377)

Cash Flows from Financing Activities
  (Payments on) proceeds from bank borrowings                     (70)            777
  Payments on stockholder notes                                     -             (31)
  Distributions paid                                             (781)         (1,557)
                                                              -------         -------
    Net cash used in financing activities                        (851)           (811)

Net (decrease) increase in cash                                  (650)            180
Cash and cash equivalents at beginning of period                4,076             507
                                                              -------         -------

Cash and cash equivalents at end of period                    $ 3,426         $   687
                                                              =======         =======

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

June 29, 1997

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. A description of the Company's accounting policies and other financial information is included in its audited supplemental consolidated financial statements included in the prospectus that forms part of the Company's Registration Statement on Form S-1 (Reg. No. 333-30109).

     The accompanying unaudited consolidated financial statements include the accounts of PJ America, Inc. And its wholly-owned subsidiaries, PJ Cheese, Inc. and Ohio Pizza Delivery Co. (the "Company"). All significant inter-company transactions between the consolidated companies have been eliminated. Prior to the Company's initial public offering (the "Offering") and reorganization, the Company's financial statements represented the combined financial position, results of operations and cash flows of Extra Cheese, Inc. (Extra Cheese), Textra Cheese Corp. (Textra) and Twice the Cheese, Inc. (Twice), collectively referred to herein as the "Alabama Group." Those financial statements excluded the combined financial position of PJVA, Inc. and PJV, Inc., collectively referred to as the "Virginia Group", prior to their acquisition on October 30, 1996 (See Note 6). These unaudited condensed consolidated financial statements have been restated to give retroactive effect to the merger with Ohio Pizza Delivery Co. (OPD), on June 5, 1997, in a transaction accounted for as a pooling of interests, as if the merger had occurred at the beginning of fiscal 1995. (See Note 4).

     Extra Cheese, Textra, and Twice operated as S corporations through October 30, 1996, when their S corporation elections were terminated. As a result, they were not subject to federal or state income tax before October 30, 1996.

     OPD operated as an S corporation from January 1, 1995 through June 5, 1997, when its S corporation election was terminated. As a result, OPD was not subject to federal or state income taxes before June 5, 1997. However, OPD was subject to local income taxes.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is not expected to result in an increase in primary earnings per share for the three and six months ended June 29, 1997 and June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

Note 3 - Initial Public Offering

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

Note 4 - Business Combinations

     On June 5, 1997, PJAM Acquisition Subsidiary, a subsidiary of PJ America, Inc. merged with OPD, based in Akron, Ohio, in a transaction accounted for as a pooling of interests. Pursuant to the Agreement and Plan of Merger, dated as of May 30, 1997, PJAM Acquisition Subsidiary was merged into OPD, with OPD surviving the merger as a wholly-owned subsidiary of PJ America, Inc.

     Pursuant to a fixed formula price, the OPD shareholders received 276,610 shares of the Company's common stock in exchange for 100% of the common stock of OPD. The total value of the transaction was approximately $4.6 million, based upon the conversion value of $16.50 per common share agreed upon on May 20, 1997.

Note 5 - Pro Forma Information Excluding the Virginia Group Acquisition

     The Company terminated is status as an S corporation on October 29, 1996 (June 5, 1997 for OPD). Pro forma income taxes have been presented to reflect a provision for federal, state, and local income taxes at an assumed effective rate of 36.5% (41.0% for OPD).

     Pro forma net income per share is based on the weighted averaged number of shares of common stock and common stock equivalents outstanding during the period. The pro forma net income per share amounts were calculated assuming issuance of the number of shares of common stock in the Offering necessary to generate sufficient proceeds to fund the payment of the Company's undistributed S corporation earnings. A summary of the components of the weighted average shares of common stock and equivalents outstanding during the periods indicated is as follows:

                                                   Three Months Ended           Six Months Ended
                                                 June 29,      June 30,       June 29,     June 30,
                                                   1997           1996           1997         1996
                                                 ---------     --------       --------      --------
Total number of common shares
 outstanding throughout the period                   5,033        2,048          5,033         2,048
Shares issuable upon net exercise of
 outstanding stock options and warrant                 114            -            120             -
Adjustment to reflect shares issued to
 pay S corporation distributions                        22           39             27            39
                                                 ---------     --------       --------      --------
Total weighted average shares and
 equivalents outstanding                             5,169        2,087          5,180         2,087
                                                 =========     ========       ========      ========


Note 6 - Acquisition of Virginia Group - Pro Forma Information

     Concurrent with the Offering, the Company acquired PJVA, Inc. and PJV, Inc. (see Note 1). The acquisition was accounted for at historical cost, with the shareholders of PJVA, Inc. and PJV, Inc. receiving an aggregate of 1,230,000 shares of common stock of the Company.

     The following represents the pro forma results of operations for the three and six months ended June 29, 1996 as if the Reorganization and OPD merger had occurred at the beginning of the Company's fiscal year. Pro forma net income reflects an assumed corporate income tax rate of 36.5% for the Company, and 41.0% for OPD.

                                             Three Months           Six Months
                                                 Ended                Ended
                                             June 30, 1996        June 30, 1996
                                            ---------------       --------------
In thousands, except per share data:

Restaurant sales                                     $9,397              $17,920
                                            ===============       ==============
Pro forma net income                                 $  458              $   885
                                            ===============       ==============

Pro forma net income per share                       $ 0.13              $  0.26
                                            ===============       ==============
Weighted average shares outstanding                   3,444                3,444
                                            ===============       ==============

     The pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's fiscal year. Additionally, the pro forma information is not intended to be a projection of future results.

Note 7 - Subsequent Events

     On July 29, 1997, the Company sold in a public offering 750,000 shares of its common stock at a price of $17.75 per share. The net proceeds to the Company from the offering were approximately $12.2 million.

     On June 26, 1997, the Company entered into an agreement to purchase the assets of one Papa John's restaurant and development rights for three additional Papa John's restaurants in northern Ohio from another Papa John's franchisee. The purchase price consisted of a cash payment of $200,000, and has been accounted for by the purchase method of accounting and closed on June 30, 1997.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; successful implementation of the Company's expansion strategy; dependence on the success of the Papa John's system; success of operating initiatives; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Restaurant Sales. Restaurant sales increased 135% to $12.0 million for the three months ended June 29, 1997, from $5.1 million for the comparable period in 1996, and 125% to $22.6 million for the six months ended June 29, 1997, from $10.0 million for the comparable period in 1996. These increases were primarily attributable to the 57 and 54 restaurants open throughout the three and six months ended June 29, 1997, respectively (includes 25 Virginia restaurants acquired on October 30, 1996), as compared to 24 and 22 restaurants for the same periods in the prior year, and three restaurants opened in each of the first and second quarters of 1997. Also, comparable restaurant sales increased 8.8% and 10.1% for the three and six months ended June 29, 1997, respectively.

     Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 31.9% for the three and six months ended June 29, 1997, from 33.2% and 33.4% respectively for the comparable periods in 1996. These decreases were primarily attributable to lower cheese costs and a maturing restaurant base.

     Salaries and benefits increased as a percentage of restaurant sales to 25.7% and 25.6% for the three and six months ended June 29, 1997, respectively, as compared to 24.6% and 24.8% for the same periods in 1996. These increases are primarily due to the increase in minimum wage in October, 1996, and six restaurant openings in the six months ended June 29, 1997, as compared to three restaurant openings in the same period in 1996.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, pre-opening expenses and advertising expenses. Other operating expenses increased as a percentage of restaurant sales to 24.2% and 23.8% for the three and six months ended June 29, 1997, respectively, as compared to 23.3% and 23.0% for the same periods in 1996. These increases are primarily attributable to the acquisition of the Virginia restaurants, which historically have had higher operating expenses as a percentage of restaurant sales, partially offset by increased leverage of expenses as a result of comparable store sales increases and increased purchasing power for various expenses.

     Depreciation and amortization was relatively consistent as a percentage of restaurant sales at 2.6% and 2.7% for the three and six months ended June 29, 1997, respectively, as compared to 2.5% for the same periods in 1996.

     General and administrative expenses (including merger expenses of $124,000 for the three and six months ended June 29, 1997), decreased as a percentage of restaurant sales to 6.0% and 5.7% for the three and six months ended June 29, 1997, respectively, as compared to 7.9% and 6.8% for the same periods in 1996. The decreases were primarily attributable due to leveraging of general and administrative expenses as a result of increased sales, partially offset by additional corporate infrastructure necessary to support planned growth.

     Other income (expense), consisting primarily of investment income was approximately $168,000 and $324,000 for the three and six months ended June 29, 1997 respectively. The increase in investment income is a result of earnings on funds received from the Company's initial public offering. Investment balances are considered available to fund growth and acquisitions.

     Income Taxes. The Company was subject to only local income taxes in 1996. This increase was due to the conversion from an S corporation to a C corporation on October 30, 1996 (June 5, 1997 for OPD), at which time the Company became subject to corporate level income taxes.

Liquidity and Capital Resources

     Cash flow from operations increased to $2.3 million for the six months ended June 29, 1997 from $1.4 million for the comparable period in 1996, primarily due to the higher level of net income for the first six months of 1997.

     The Company requires capital primarily for the development and acquisition of new restaurants. Total capital expenditures, including those of OPD, for the six months ended June 29, 1997, were approximately $1.7 million and funded by available cash and cash flow from operations.

     The Company has financed its operations principally from cash provided by operating activities and proceeds from bank borrowings and stockholder loans.
In October, 1996, the Company received $19.2 million in net cash proceeds from its initial public offering. These proceeds were used to fund final S corporation distributions of $2.0 million to stockholders, $1.6 million to retire stockholder indebtedness, and $2.0 million to retire bank indebtedness. The remaining net proceeds were used to fund capital expenditures in 1996 or were held in various investments. Also, the Company received net proceeds of approximately $12.2 million from a July, 1997, public offering of 750,000 shares of its common stock.

     Capital expenditures are expected to be approximately $2.0 million for the last six months of 1997, primarily for restaurant development and improvements to existing restaurants. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at June 29, 1997 include $15.9 million of cash and investments. The Company plans to fund its capital expenditures through 1997 from available cash and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on June 4, 1997, at the Holiday Inn Express, 4627 Highway 280, Birmingham, Alabama at 10:30 am
(CDT).

     At the meeting, the Company's stockholders elected Stephen P. Langford and Charles W. Schnatter to serve as directors until the 2000 Annual Meeting of Stockholders. Mr. Langford and Mr. Schnatter received affirmative votes of 3,885,589 and 3,863,589, respectively, and abstained votes of 2,000 and 24,000, respectively. The Company's other directors continue to serve in accordance with their previous elections: through 1998 - Martin T. Hart and Michael M. Fleishman; and through 1999 - Richard F. Sherman, Frank O. Keener and Douglas S. Stephens.

     The Company's stockholders' also ratified the selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 28, 1997, by a vote of 3,887,589 affirmative to 175 negative and 284 abstention votes.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              Exhibit
              Number:      Description:
              ---------------------------------------------------------

              11 Statement regarding Computation of Earnings per Common Share

              27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission

          (b) Current Reports on Form 8-K

              A current report on Form 8-K dated June 19, 1997 was filed announcing the Company's merger with Ohio Pizza Delivery (OPD), effective June 5, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PJ AMERICA, INC.



Date:  August 14, 1997                  /s/  D. Ross Davison
                              ----------------------------------------
                                           D. Ross Davison
                               Vice President, Chief Financial Officer
                            and Treasurer (Principal Financial Officer)