Form 10-Q
period 1997-09-28
PJ AMERICA INC
filed 1997-11-12
CIK 1021723

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 28, 1997

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

________________________________________________________________________________

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

              Yes    X            No  ___
                    ---

     At November 11, 1997, there were outstanding 5,781,610 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                Page No.
                                                                             -----------

Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets (Unaudited) --
         September 28, 1997 and December 29, 1996                                2


         Condensed Consolidated Statements of Income (Unaudited) --
         Three Months and Nine Months Ended September 28, 1997
         and September 29, 1996                                                  3


         Condensed Consolidated Statements of Cash Flows (Unaudited) --
         Nine Months Ended September 28, 1997 and September 29, 1996             4


         Notes to Condensed Consolidated Financial Statements (Unaudited)        5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                   9


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                       12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                 September 28,     December 29,
                                                     1997              1996
                                                  (Unaudited)         (Note)
                                                 -------------     ------------
(In thousands)
Assets
Current assets:
  Cash and cash equivalents                      $       4,525     $      4,076
  Accounts receivable, net                                  65               27
  Inventories                                              248              229
  Advances to related parties                               41              120
  Deferred income taxes                                      -              104
  Investments                                           19,952           12,058
  Prepaid expenses and other                                22              221
                                                 -------------     ------------
Total current assets                                    24,853           16,835

Investments                                              2,832                -
Net property and equipment                               8,612            5,936
Deferred franchise and development costs, net            1,255              758
Other assets                                               821               84
                                                 -------------     ------------

Total assets                                     $      38,373     $     23,613
                                                 =============     ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                               $         404     $        189
  Accrued expenses                                       2,151            1,765
  Current maturities of bank debt                            -               70
                                                 -------------     ------------
Total current liabilities                                2,555            2,024

Deferred income taxes                                      167               71

Stockholders' equity:
  Common stock                                              58               50
  Additional paid-in-capital                            32,197           20,029
  Retained earnings                                      3,396            1,439
                                                 -------------     ------------
Total stockholders' equity                              35,651           21,518
                                                 -------------     ------------

Total liabilities and stockholders' equity       $      38,373     $     23,613
                                                 =============     ============

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

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                   Three Months Ended        Nine Months Ended
                                                   Sept 28,   Sept 29,      Sept 28,   Sept 29,
                                                     1997       1996          1997       1996
                                                   --------   --------      --------   --------
(In thousands, except per share amounts)
Restaurant sales                                   $11,890    $ 5,402       $34,481    $15,422

Restaurant operating expenses:
   Cost of sales                                     3,742      1,832        10,940      5,176
   Salaries and benefits                             3,127      1,329         8,919      3,813
   Other operating expenses                          2,875      1,273         8,263      3,579
   Depreciation and amortization                       327        136           927        387
                                                   -------    -------       -------    -------
                                                    10,071      4,570        29,049     12,955

Restaurant operating income                          1,819        832         5,432      2,467
General and administrative expenses                    619        280         1,897        965
                                                   -------    -------       -------    -------
Operating income                                     1,200        552         3,535      1,502


Other income (expense)                                 247        (29)          578        (75)
                                                   -------    -------       -------    -------

Income before income taxes                           1,447        523         4,113      1,427
Income tax expense                                     492          8         1,374         17

Net income                                         $   955    $   515       $ 2,739    $ 1,410
                                                   =======    =======       =======    =======

Net income per share                               $  0.17
                                                   =======
Weighted average shares outstanding                  5,696
                                                   =======

Pro forma information:
Income before income taxes                                    $   523       $ 4,113    $ 1,427
Pro forma income tax expense                                      200         1,471        550
                                                              -------       -------    -------

Pro forma net income                                          $   323       $ 2,642    $   877
                                                              =======       =======    =======
Pro forma net income per share                                $  0.15       $  0.49    $  0.42
                                                              =======       =======    =======
Weighted average shares outstanding                             2,102         5,352      2,092
                                                              =======       =======    =======

See accompanying notes.


                       PJ AMERICA, INC. AND SUSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                 Nine Months Ended
                                                             Sept 28,        Sept 29,
                                                               1997            1996
                                                             --------        --------
(In thousands)
Cash Flows from Operating Activities
  Net cash provided by operating activities                  $   4,244     $   2,069

Cash Flows from Investing Activities
  Acquisitions                                                  (1,582)            -
  Purchases of property and equipment                           (2,812)         (812)
  Purchases of investments                                     (10,726)            -
                                                             ---------     ---------
     Net cash used in investing activities                     (15,120)         (812)

Cash Flows from Financing Activities
  (Payments on) proceeds from bank borrowings                      (70)          697
  Proceeds from stockholder notes                                    -            75
  Distributions paid                                              (781)       (1,928)
  Proceeds from sale of common stock                            12,176             -
                                                             ---------     ---------
     Net cash provided by (used in) financing activities        11,325        (1,156)

Net increase in cash and cash equivalents                          449           101
Cash and cash equivalents at beginning of period                 4,076           507
                                                             ---------     ---------
Cash and cash equivalents at end of period                   $   4,525     $     608
                                                             =========     =========

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


September 28, 1997

Note 1  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997. A description of the Company's accounting policies and other financial information is included in its audited supplemental consolidated financial statements included in the prospectus that forms part of the Company's Registration Statement on Form S-1 (Reg. No. 333-30109).

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is not expected to result in an increase in primary earnings per share for the three and nine months ended September 28, 1997 and September 29, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

Note 2  Reorganization

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

Note 3  Common Stock Offering

     In July, 1997, the Company completed a public offering pursuant to which it sold 750,000 shares of common stock at a price of $17.75 per share. This offering resulted in net proceeds to the Company of $12.2 million.

Note 4  Business Combinations

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

     On June 30, 1997, the Company purchased the assets of one Papa John's restaurant and development rights for three additional Papa John's restaurants in northern Ohio from another Papa

John's franchisee. The purchase price consisted of a cash payment of $200,000, and has been accounted for by the purchase method of accounting.

     On September 22, 1997, the Company purchased the assets and assumed lease obligations of seven Papa John's restaurants in Virginia from Williamsburg Pizza Group, Inc., a Papa John's International franchisee. The total consideration paid by the Company in the acquisition was approximately $1.4 million. The acquisition was accounted for by the purchase method of accounting.

Note 5 -- Pro Forma Information Excluding the Virginia Group Acquisition

     The Company terminated its status as an S corporation on October 29, 1996 (June 5, 1997 for OPD). Pro forma income taxes have been presented to reflect a provision for federal, state, and local income taxes at an assumed effective rate of 36.5% (41.0% for OPD).

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

                                                        Three Months          Nine Months
                                                           Ended                 Ended
                                                          Sept 29,       Sept 28,     Sept 29,
                                                            1996           1997         1996
                                                        ------------     --------     --------
Total number of common shares outstanding
  throughout the period                                    2,047          5,032        2,047
Weighted average number of common shares
  issued in connection with stock offerings                    -            180            -
Shares issuable upon net exercise of
  outstanding stock options and warrant                        -            120            -
Adjustment to reflect shares issued to pay
  S corporation distributions                                 55             20           45
                                                        ------------     --------     --------
Total weighted average shares and equivalents
     outstanding                                           2,102          5,352        2,092
                                                        ============     ========     ========

Note 6 -- Acquisition of Virginia Group - Pro Forma Information

     Concurrent with the Offering, the Company acquired PJVA, Inc. and PJV, Inc. (see Note 1). The acquisition was accounted for at historical cost, with the shareholders of PJVA, Inc. and PJV, Inc. receiving an aggregate of 1,230,000 shares of common stock of the Company.

     The following represents the pro forma results of operations for the three and nine months ended September 29, 1996 as if the Reorganization and OPD merger had occurred at the beginning of the Company's fiscal year. Pro forma net income reflects an assumed corporate income tax rate of 36.5% for the Company, and 41.0% for OPD.

                                         Three Months       Nine Months
                                             Ended             Ended
                                         Sept 29, 1996     Sept 29, 1996
                                         -------------     -------------
In thousands, except per share data:

Restaurant sales                            $9,545            $27,465
                                         =============     =============

Pro forma net income                        $  500            $ 1,385
                                         =============     =============

Pro forma net income per share              $ 0.14            $  0.40
                                         =============     =============

Weighted average shares outstanding          3,483              3,457
                                         =============     =============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Restaurant Sales. Restaurant sales increased 120% to $11.9 million for the three months ended September 28, 1997, from $5.4 million for the comparable period in 1996, and 124% to $34.5 million for the nine months ended September 28, 1997, from $15.4 million for the comparable period in 1996. These increases were primarily attributable to the 60 and 54 restaurants open throughout the three and nine months ended September 28, 1997, respectively (includes 25 Virginia restaurants acquired on October 30, 1996), as compared to 25 and 22 restaurants for the same periods in the prior year and four and ten restaurants opened in the three and nine months ended September 28, 1997, respectively. The Company also acquired eight restaurants during the quarter. Also, comparable restaurant sales increased 5.0% and 8.2% for the three and nine months ended September 28, 1997, respectively.

     Costs and Expenses. Restaurant cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 31.5% and 31.7% for the three and nine months ended September 28, 1997, respectively, as compared to 33.9% and 33.6% respectively for the same periods in 1996. These decreases were primarily attributable to lower cheese costs, increased efficiencies, and a maturing restaurant base.

     Salaries and benefits increased as a percentage of restaurant sales to 26.3% and 25.9% for the three and nine months ended September 28, 1997, respectively, as compared to 24.6% and 24.7% respectively, for the same periods in 1996. These increases are primarily due to the increase in minimum wage in October, 1996, and ten restaurant openings in the nine months ended September 28, 1997, as compared to four restaurant openings in the same period in 1996.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, pre-opening expenses and advertising expenses. Other operating expenses increased as a percentage of restaurant sales to 24.3% and 24.0% for the three and nine months ended September 28, 1997, respectively, as compared to 23.3% and 23.0% respectively, for the same periods in 1996. These increases are primarily attributable to the acquisition of the Virginia restaurants, which historically have had higher operating expenses as a percentage of restaurant sales, a higher number of restaurant openings to date in 1997, partially offset by increased leverage of expenses as a result of comparable store sales increases and increased purchasing power for various expenses.

     Depreciation and amortization was relatively consistent as a percentage of restaurant sales at 2.6% for the three and nine months ended September 28, 1997, as compared to 2.5% for the same periods in 1996.

     General and administrative expenses (including OPD merger expenses of $124,000 expensed in the second quarter of 1997), decreased as a percentage of restaurant sales to 5.2% and 5.5% for the three and nine months ended September 28, 1997, respectively, as compared to 5.2% and 6.3% for the same periods in 1996. The decreases were primarily attributable to leveraging of general and administrative expenses as a result of increased sales, partially offset by additional corporate infrastructure necessary to support planned growth.

     Other income (expense), consisting primarily of investment income, was approximately $247,000 and $578,000 for the three and nine months ended September 28, 1997, respectively. The increase in investment income is a result of earnings on funds received from the Company's public offerings in October, 1996 and July, 1997. Investment balances are considered available to fund growth and acquisitions.

     Income Taxes. The Company was subject to only local income taxes in 1996. The increase was due to the conversion from an S corporation to a C corporation on October 30, 1996 (June 5, 1997 for OPD), at which time the Company became subject to corporate level income taxes.

Liquidity and Capital Resources

     Cash flows from operating activities increased to $4.2 million for the nine months ended September 28, 1997 from $2.1 million for the comparable period in 1996, primarily due to the higher level of net income for the first nine months of 1997. During the third quarter of 1997, the Company purchased the assets of eight Papa John's restaurants and development rights for three additional restaurants in two separate transactions. The total purchase price of the two acquisitions was approximately $1.6 million.

     The Company requires capital primarily for the development and acquisition of new restaurants. Total capital expenditures, for the nine months ended September 28, 1997, were approximately $2.8 million and were funded by available cash and cash flows from operations.

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

     Capital expenditures are expected to be approximately $1.0 million for the last three months of 1997, primarily for restaurant development and improvements to existing restaurants. The Company may also acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at September 28, 1997 include $27.3 million of cash and investments. The Company plans to fund its capital expenditures through 1998 from available cash, investments and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit
          Number:      Description:
          -----------------------------------------------------------

          11 Statement regarding Computation of Earnings per Common Share

          27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission

     (b)  Current Reports on Form 8-K

          A current report on Form 8-K dated July 17, 1997 was filed announcing the Company's operating results from June 5, 1997 through July 6, 1997, which included the results of OPD, which merged into PJAM Acquisition Subsidiary, a wholly owned subsidiary of the Company, on June 5, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PJ AMERICA, INC.



Date:  November 11, 1997                /s/  D. Ross Davison
                                 ---------------------------------------
                                             D. Ross Davison
                                 Vice President, Chief Financial Officer
                                and Treasurer (Principal Financial Officer)