Form 10-K
period 1997-12-28
PJ AMERICA INC
filed 1998-02-19
CIK 1021723

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 28, 1997

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

--------------------------------------------------------------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes  X                                                        No
         ---                                                          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     As of February 13, 1998, there were 5,782,185 shares of the Registrant's Common Stock outstanding. The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of the Registrant at such date was $69,507,923 based on the last sale price of the Common Stock on February 9, 1998 as reported by the Nasdaq Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 1998.

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


PART IV
-------

     Item 14.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K

                                    PART I


Item 1.  Business

General


     PJ America, Inc. (the "Company") is the largest franchisee of "Papa John's" pizza delivery and carry-out restaurants. At December 28, 1997, the Company owned and operated 73 Papa John's restaurants in Alabama, Virginia, Ohio and Texas. In addition to its existing territories, the Company has entered into a development agreement with its franchisor, Papa John's International, Inc. ("PJI"), to develop Papa John's restaurants in the Ventura, Kern, San Luis Obispo, and Santa Barbara counties, as well as the northwestern portion of Los Angeles County (the "California Counties"). Further, the Company has been granted by PJI the rights to enter into development agreements for Papa John's restaurants in the Vancouver, Canada area and Puerto Rico. In addition, the Company has an option, exercisable during 1998, to acquire the operations and development rights for Papa John's restaurants in Utah from an affiliate of the Company. At December 28, 1997, PJI and its franchisees (including the Company) operated 1,498 Papa John's restaurants in 41 states and the District of Columbia.

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

     Purchasing and Distribution. PJI's commissary system supplies pizza dough and other food and paper products twice weekly to each of its franchised restaurants. PJI currently operates nine regional commissaries across the United States. PJI also operates one distribution center in Dallas, Texas. PJI expects to open new commissaries and distribution centers as PJI and its franchisees expand into new territories. PJI's commissary system enables it to closely monitor and control product quality and consistency, while lowering food and operating costs for its franchisees. All Papa John's restaurants are equired to purchase a proprietary mix of savory spices and dough from PJI. Franchisees may purchase other goods from approved suppliers or PJI, which has negotiated purchasing agreements with most of its suppliers. The Company believes that these agreements enable it to benefit from volume discounts which result in prices the Company believes are below those which it could otherwise obtain. In addition, all the equipment, counters and smallwares required to open a Papa John's restaurant are available from PJI. PJI also provides layout and design services and recommends subcontractors, signage installers and telephone systems to its franchisees. Although not required to do so, the Company purchases substantially all of its food products and restaurant equipment from PJI.

     In the second quarter of 1998, the Company expects to open its own commissary in Puerto Rico to service its own restaurants. The Company expects to be able to purchase product from PJI suppliers under the same terms and prices as PJI's commissaries. This will be the first commissary in the Papa John's system which will not be operated by PJI.

     The Company anticipates leasing the building for the commissary, and that the capital investment for improvements and equipment to be approximately $500,000.

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

     Marketing Programs. The Company's restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which the Company has a significant presence, local marketing efforts are supplemented with radio and television advertising. The Company anticipates expanding television advertising in 1998, as the market penetration in all of its existing markets has increased.

Unit Economics

     The Company believes its unit economics are exceptional. The 46 restaurants that were open throughout the entire 1997 fiscal year (excluding acquisitions of other PJI franchisees in 1997) generated average sales of $773,000, average cash flow (operating income plus depreciation) of $148,000 (or 19.2% of average sales) and average restaurant operating income of $128,000 (or 16.7% of average sales). Sales and profitability in the initial months of operations, historically have been lower than for mature restaurants.

     The average cash investment, including franchise fees for the 11 restaurants (five free-standing ($250,000) and six in-line ($202,000)) opened during the 1997 fiscal year, was approx-imately $225,000, exclusive of land and pre-opening costs. The Company expects the average cash investment for restaurants to be opened in 1998 to be approximately $250,000 ($300,000 for free-standing and $200,000 for in-lines). The Company anticipates that the new restaurants to be opened in 1998 will be in the Company's existing markets, Puerto Rico and California.

Expansion and Site Selection

     The Company's growth strategy will focus on further developing the Papa John's concept through (i) building out its existing markets; (ii) acquiring and developing new territories; and (iii) strategically acquiring existing Papa John's franchisee groups and territories, if available. The Company's objective is to become the leading chain of pizza delivery restaurants in each of its targeted markets. Through a market-by-market expansion strategy focused on clustering restaurants, the Company seeks to increase consumer awareness and take advantage of operational and advertising efficiencies. During fiscal 1997, the Company opened 11 restaurants and acquired 16 restaurants. In 1998, the Company expects to open approximately 18 additional restaurants. As part of its overall growth strategy, the Company intends to supplement its new restaurant development through acquisition of existing Papa John's franchisees.

     In addition to developing its existing territories, the Company has entered into a development agreement with PJI to develop Papa John's restaurants in the California Counties. Such agreement requires the Company to open three Papa John's restaurants in 1998, five additional restaurants per year through 2004, and four restaurants in 2005. PJI has also granted the Company the rights to enter into development agreements for Papa John's restaurants in the Vancouver, Canada area and Puerto Rico. California, Canada and Puerto Rico are new markets for Papa John's restaurants. In addition, the Company has an option, exercisable during 1998, to acquire the operations and development rights for Papa John's restaurants in Utah from an affiliate of the Company, which currently owns and operates nine restaurants. The development rights with respect to the Utah territory provided for eight Papa John's restaurants to be opened by December 31, 1997, with an additional six restaurants to be opened in 1998, 1999 and 2000. There can be no assurance that the Company will exercise the option for the Utah territory or that, if exercised, such restaurants will be developed. PJI has waived its right of first refusal with respect to the Company's possible acquisition of the Utah territory.

     The Company also has a right of first refusal with a term of five years beginning September 1, 1996 to acquire from an affiliate of the Company the operations and development rights for Papa John's restaurants in (i) Iowa, including the Moline and Rock Island, Illinois areas (but excluding the Council Bluffs area of Iowa), in which ten restaurants are currently open, and (ii) in the Baton Rouge, Lafayette and Lake Charles, Louisiana areas, in which eight restaurants are currently open. The development rights with respect to such territories provide that a total of 20 additional Papa John's restaurants will be opened through 2002. There are no agreements, however, with respect to the Company's acquisition of such territories, and there can be no assurance that such territories will be acquired. PJI has waived its right of first refusal with respect to the Company's possible acquisition of the Iowa and Louisiana territories described above. In addition, certain officers, directors and stockholders of the Company own interests in Papa John's franchisees that operate in certain areas in Michigan, Ohio and South Carolina. PJI has waived its right of first refusal with respect to the Company's possible acquisition of such franchisees.

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

Menu


     Papa John's restaurants offer a focused menu of high quality, value-priced pizza, breadsticks and cheesesticks, as well as canned soft drinks. All Papa John's original medium thick crust pizzas are prepared using fresh dough (not frozen) made from high protein wheat flour, real mozzarella cheese, pizza sauce made with fresh-packed tomatoes (not concentrate), a proprietary mix of savory spices and a choice of high quality meat and vegetable toppings in generous portions. Fresh onions and green peppers are chopped daily at all restaurants and are purchased from local produce suppliers. Each pizza is complemented by a container of Papa John's special garlic sauce and two pepperoncinis. The Company believes its focused menu helps create a strong identity among consumers and simplifies operations, resulting in lower operating costs, improved food quality and superior customer service. In October, 1996, the Company began offering a thin crust pizza in all of its markets.

Marketing Programs

     The Company has restaurant-level marketing programs which target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. The Company tailors its store-to-door coupons according to customer buying habits as tracked by the Company's point-of-sale computer systems used in each restaurant. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. The Company currently supplements its local marketing efforts with a limited amount of radio and television advertising. The Company believes that its marketing programs are cost-effective and significantly increase Papa John's visibility among potential customers. The Company's advertising expenditures as a percentage of restaurant sales for 1997 were 7.2%.

     The Company's restaurant-level marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John's Marketing Fund, Inc. (the "Marketing Fund") for use by both PJI and its franchisees. The required Marketing Fund contribution is established from time to time by the governing board of the Marketing Fund and is currently 1.0% of restaurant sales. The maximum required contribution for PJI franchisees is 1.5% of restaurant sales and can be increased above 1.5% only upon approval by not less than 60.0% of Marketing Fund members. In addition, PJI may require the Company to participate in an advertising cooperative for its designated market area and to contribute a minimum amount of restaurant sales for local advertising. PJI also provides each of its franchisees with catalogs for uniforms and promotional items and pre-approved, print marketing materials that can be ordered from PJI.

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

     The Company employs area supervisors, each of whom has responsibility for overseeing four to six Company restaurants. The Company also employs regional operations directors who oversee area supervisors and managers within their respective markets.

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

     Point-of-Sale System. All of the Company's existing restaurants are equipped with the Papa John's PROFIT System. The Company believes that this technology increases speed and accuracy in order taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. The point-of-sale system enhances restaurant-level marketing capabilities through a database that provides information on customers and their buying habits with respect to the Company's products. The Company anticipates that in early 1998, polling capabilities will allow the Company to obtain current restaurant reporting information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting.

     Reporting. Managers at restaurants prepare daily reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken weekly. The Company's area supervisors prepare weekly profit and loss statements for each of the restaurants. The Company believes that the PROFIT System helps simplify and accelerate many of these reporting functions.

     Hours of Operation. The Company's restaurants are open seven days a week, typically from 11:00 a.m. to 12:00 midnight Sunday through Thursday, and from 11:00 a.m. to 1:30 a.m. on Friday and Saturday.

Development and Franchise Agreements

     Franchise and Development Agreements. The Company has entered into development agreements with PJI for the right to construct one or more Papa John's restaurants pursuant to a development schedule within specified geographic areas in Alabama, Virginia, Ohio and Texas. The Company has entered into a development agreement with PJI to develop Papa John's restaurants in the California Counties. In addition, PJI has granted the Company the rights to enter into development agreements for Papa John's restaurants in the Vancouver, Canada area and Puerto Rico.

     Generally, a franchise agreement is executed when the Company secures a restaurant location. Each per restaurant development fee is typically credited against PJI's franchise fee, which is payable to PJI upon signing the franchise agreement for a specific location. The franchise fees payable with respect to the Company's restaurants range between $10,000 and $18,500, depending upon the date of execution of the development agreement. With respect to the California Counties and the Vancouver and Puerto Rico territories, the Company expects to pay PJI's standard franchise fee at the time the franchise agreement is entered into, which is currently $20,000.

     Under each of the Company's franchise agreements, the Company pays PJI a royalty fee of 4% of sales, PJI's current standard royalty fee. Under such agreements, PJI may increase the royalty fee to 5% of sales after the agreement has been in effect for between three to five years. In no event may the royalty fee be increased to an amount greater than the royalty fee currently in effect for new PJI franchisees.

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

     The development agreements, and each of the franchise agreements, prohibit the Company, during the term of the agreements and for a two-year period following their termination or expiration, from owning or operating any other pizza delivery or take-out restaurant within ten to fifty miles of the franchise granted or any other Papa John's franchise. In addition, the Company and its senior executive officers have agreed through October 1999 not to operate any restaurant concepts other than Papa John's without PJI's approval. Also, the Company's directors (other than Messrs. Sherman, Schnatter and Hart) have agreed not to be actively involved in the management of other restaurant concepts during such period without PJI's consent.

     Existing Territories. In order for the Company to maintain its development rights under the agreements to the Birmingham, Alabama area; the Norfolk, Richmond and Virginia Beach, Virginia areas; East Texas; and the Akron, Ohio area, the Company is required to open five more stores during 1998. Once the Company completes this development schedule, it may open additional restaurants in these territories subject to PJI's consent.

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

     Franchise Operations. All Company restaurants are required to operate their Papa John's restaurants in compliance with PJI's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. The Company has full discretion to determine the prices to be charged to its customers.

     Reporting. PJI collects weekly and monthly sales and other operating information from the Company. The Company has agreements with PJI permitting PJI to electronically debit the Company's bank accounts for the payment of royalties, Marketing Fund contributions and purchases from PJI. This system significantly reduces the resources needed to process payables.

Competition

     The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Such competitors include a large number of national and regional restaurant chains, as well as local pizza restaurant operators. Some of the Company's competitors have been in existence for a substantially longer period than the Company and may be better established in the markets where the Company's restaurants are, or may be, located. Within the pizza segment of the restaurant industry, the Company believes that its primary competitors are the national pizza chains, including Pizza Hut, Domino's and Little Caesar's. A change in the pricing, marketing or promotional strategies or product mix of one or more of these competitors could have a material adverse impact on the Company's sales and earnings. In general, there is also active competition for management personnel and real estate sites suitable for Papa John's restaurants.

     The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased food, labor and benefits costs and the lack of experienced management and hourly employees may adversely affect the restaurant industry in general and the Company's restaurants in particular.

Government Regulation

     The Company is subject to various Federal, state and local laws affecting its business. Each Papa John's restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain required licenses or approvals can delay or prevent the opening of a new restaurant in a particular area. The Company is also subject to Federal and state environmental regulations, but these have not had a material effect on the Company's operations.

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

     The Company's restaurant operations are also subject to Federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the Federal level, and the Federal government recently increased the Federal minimum wage. In September 1997, the second phase of an increase in the minimum wage was implemented in accordance with the Federal Fair Labor Standards Act of 1996. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage increased labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans With Disabilities Act of 1990, which, among other things, may require certain minor renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

     The Company has been granted by PJI the rights to enter into development agreements for Papa John's restaurants in the Vancouver, Canada area and Puerto Rico. The Company's ability to establish international operations is subject to various risks, including changing political and economic conditions, currency fluctuations, trade barriers, adverse tax consequences, and government regulations relating to, among other things, the preparation and sale of food, building and zoning requirements, wages, working conditions, and the Company's relationship with its employees. There can be no assurance that the Company will be successful in establishing its international operations or that such risks will not have a material adverse effect on the Company in the future.

Trademarks

     The Company's rights to use PJI's trademarks and service marks are significant to the Company's business. PJI is the owner of the Federal registration of the trademark "Papa John's." PJI has also registered "Pizza Papa John's" and design as a trademark and a service mark. PJI owns Federal registrations for the marks "Pizza Papa John's Delivering the Perfect Pizza!" and design, "Call Your Papa," "Perfect Pizza Perfect Price," "Delivering the Perfect Pizza!", "We Deliver Perfection," "The Official Pizza of Summer," and "Pizza Papa John's Print Network." PJI has applied for the registration of "Pizza Papa John's Better Ingredients, Better Pizza" and design, "Better Ingredients, Better Pizza" and design, and miscellaneous design (Papa John's logo). PJI is aware of the use by other persons in certain geographic areas of names and marks which are the same as or similar to the Company's marks. It is PJI's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Employees

     At February 13, 1998, the Company had approximately 2,000 employees of which approximately 1,600 were restaurant employees, approximately 370 were restaurant management and supervisory personnel and approximately 30 were corporate personnel. Most restaurant employees are part-time and are paid on an hourly basis. None of the Company's employees are currently represented by a labor union, and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Cautionary Statements

     Information provided in this Form 10-K under the captions "Business - Strategy," "- Expansion and Site Selection," "- Franchise and Development Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains, and from time to time the Company may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to: (i) the ability to upgrade the Company's infrastructure to support its operations and development plans, (ii) the ability of the Company, PJI and PJI's franchisees to expand through the opening of new restaurants which may be affected by the selection and availability of suitable restaurant locations, negotiation of suitable leases or financing terms, constraints on permitting and construction of restaurants, and the hiring, training and retention of management and other personnel, (iii) the Company's ability to acquire existing PJI's franchisees may be hindered by competition from PJI, which has a right to approve and a right of first refusal with respect to the sale of all Papa John's restaurants, (iv) the entering into development agreements with PJI on terms acceptable to the Company for Papa John's restaurants in Vancouver, Canada and the surrounding area; and Puerto Rico, (v) the overall success of PJI, (vi) the restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well established competitors with substantially greater financial and other resources than the Company, PJI and PJI's franchisees and some of these competitors have been in existence for a substantially longer period than the Company, PJI and PJI's franchisees and may be better established in the markets where restaurants operated by the Company, PJI or PJI's franchisees are, or may be, located (vii) a change in the pricing or other marketing or impact on sales and earnings at restaurants operated by the Company, PJI and PJI's franchisees,
(viii) increases in operating costs such as inflation, increased food costs, increased labor and employee benefit costs and the availability of qualified management and hourly employees, (ix) the availability of capital to the Company, PJI and PJI's franchisees and (x) changes in governmental regulations, including further increases in the minimum wage.

Item 2.  Properties

     At December 28, 1997, the Company operated 73 Papa John's restaurants. Restaurants in Alabama, Virginia, Ohio and Texas were 20, 39, 9 and 5, respectively.

     All but three of the Company's restaurants are located in leased space. The initial terms of most of the Company's leases are three to five years and provide for one or more options to renew for at least one additional term. The Company's leases generally specify a fixed annual rent with fixed increases, or increases based on changes in the Consumer Price Index, at various intervals during the lease term. Generally, the leases are net leases which require the Company to pay all or a portion of the cost of insurance, maintenance and utilities.

     The Company leases approximately 7,000 square feet of corporate office space collectively in Alabama, Virginia, Kentucky and Ohio.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the current executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company:

                                                                     First Elected
Name                    Age     Position                             Executive Officer
----                    ---     --------                             -----------------
Richard F. Sherman       54     Chairman of the Board                      1991
Douglas S. Stephens      34     President, Chief Executive Officer         1991
D. Ross Davison          36     Vice President--Chief Financial            1996
                                 Officer and Treasurer
James S. Riekel          38     Vice President--Operations                 1993

     Richard F. Sherman has served as a director and Chairman of the Board of the Company or certain predecessors since 1991. Mr. Sherman is a private investor who has been a franchisee and a consultant to PJI since 1991. From 1993 to present, Mr. Sherman has been a director of PJI. From 1987 to 1991, Mr. Sherman was Chairman of the Board and President of Rally's Hamburgers, Inc. From 1984 to 1987, Mr. Sherman was President and a director of Church's Chicken, Inc. From 1971 to 1984, Mr. Sherman was Group Executive Vice President and director of Hardee's Food Systems, Inc. and its parent, Imasco USA, Inc. Mr. Sherman serves on the board of directors of Taco Cabana, Inc., Hartz Restaurants, Inc. and Reed's Jewelers, Inc.

     Douglas S. Stephens has served as a director, President and Chief Executive Officer of the Company or certain predecessors since 1991. From 1989 to 1991, Mr. Stephens was the Vice President of Information Systems for the Kentucky Lottery Corporation. From 1986 to 1989, Mr. Stephens was a systems consultant for Andersen Consulting, a division of Arthur Andersen, LLP, an international professional services firm.

     D. Ross Davison has served as Vice President Chief Financial Officer and Treasurer of the Company since 1996. From 1985 to 1996, Mr. Davison was with Arthur Andersen, LLP, an international professional services firm, and his most recent position was Senior Manager. From 1983 to 1985, Mr. Davison was with Cotton and Allen, P.S.C., a certified public accounting firm. Mr. Davison is a licensed Certified Public Accountant.

     James S. Riekel has served as Vice President Operations of the Company or certain predecessors since 1992. From 1983 to 1992, Mr. Riekel was with Domino's Pizza, Inc., where his most recent position was Regional Operations Director.

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

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock has traded on the Nasdaq National Market System under the trading symbol "PJAM" since October 25, 1996. At February 9, 1998, there were approximately 67 record holders of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock for the quarters indicated, as reported by the Nasdaq National Market
System:

              1997
          Quarter Ended                           High            Low
          -------------                           ----            ---
          First Quarter                          $19.25          $14.00
          Second Quarter                         $18.88          $12.13
          Third Quarter                          $18.75          $15.13
          Fourth Quarter                         $17.88          $13.25

               1996
          Quarter Ended                           High            Low
          -------------                           ----            ---
          Fourth Quarter (from October 25, 1996) $22.25          $15.50

Since its initial public offering of common stock in October, 1996, the company has not paid dividends on its common stock, and has no plans to do so in the foreseeable future.

Item 6. Selected Financial Data (In thousands, except per share data)

                                                                                  FOR THE YEARS ENDED (1)
                                                           --------------------------------------------------------------------
                                                              (2)            (2)            (2)(3)          (2)(3)
                                                            Dec. 26,       Dec. 25,        Dec. 31,        Dec. 29,    Dec. 28,
                                                              1993           1994            1995            1996        1997
                                                           --------------------------------------------------------------------

Restaurant sales                                             $3,127        $6,415          $16,744         $24,550      $48,128
Cost and expenses:
  Cost of sales                                               1,054         2,098            5,630           8,064       15,251
  Salaries and benefits                                         888         1,677            4,158           6,113       12,508
  Other operating expenses                                      772         1,481            3,820           5,833       11,535
  General and administrative expenses                           229           433              887           1,402        2,558
  Depreciation and amortization                                  79           172              393             628        1,302
                                                           --------------------------------------------------------------------
    Total costs and expenses                                  3,022         5,861           14,888          22,040       43,154
                                                           --------------------------------------------------------------------
Operating income                                                105           554            1,856           2,510        4,974
Other income (expense), net                                      (6)          (22)             (78)             11          864
                                                           --------------------------------------------------------------------
Income before income taxes                                       99           532            1,778           2,521        5,838
Provision for income taxes(4)                                    36           194              684             941        2,040
                                                           --------------------------------------------------------------------
  Net income (4)                                             $   63        $  338          $ 1,094         $ 1,580      $ 3,798
                                                           ====================================================================
  Net income per share - Basic                                                             $  0.52         $  0.61      $  0.71
                                                                                           ------------------------------------
  Net income per share - Diluted                                                           $  0.52         $  0.61      $  0.69
                                                                                           ====================================
  Weighted average shares outstanding - Basic                                                2,120           2,583        5,369
                                                                                           ------------------------------------
  Weighted average shares outstanding - Diluted                                              2,120           2,610        5,483
                                                                                           ====================================

Balance sheet data (end of period):
  Total assets                                               $  823        $ 1,655         $ 3,628         $23,614      $40,283
  Total debt, including current maturities                      300            427           1,071              70           --
  Stockholders' equity                                          435            995           1,885          21,518       36,807

(1) The Company operates on a 52-53 week year ending on the last Sunday in December each year. Fiscal 1995 as a 53 week year.

(2) Includes the Alabama Group for the entire period presented. Fiscal 1996 also includes the Virginia Group from the date of acquisition (October 30, 1996), which was simultaneous with the closing of the IPO.

(3) Fiscal 1995 and 1996 represent the results of operations of the Company restated to give retroactive effect to the merger with OPD on June 5, 1997, which was accounted for as a pooling of interests, as if the merger had occurred at the beginning of fiscal 1995.

(4) Net income reflects a pro forma provision for income taxes assuming the Company's predecessors and OPD were C corporations rather than S corporations for each period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is the largest franchisee of Papa John's pizza delivery and carry-out restaurants. At December 28, 1997, the Company owned and operated 73 Papa John's restaurants in Alabama, Virginia, Ohio and Texas.

     The Company succeeded to the businesses of five PJI franchisees in the Reorganization which was completed on October 30, 1996 concurrent with the closing of the Company's IPO. The Reorganization was an exchange of non-monetary assets by stockholders and has been accounted for at historical cost.

     On June 5, 1997, a subsidiary of the Company merged with OPD acquiring eight Papa John's restaurants in the Akron, Ohio area. This transaction was accounted for as a pooling of interests and accordingly, the financial statements for 1995 and 1996 have been restated.

     The Company's restaurants operate under separate franchise agreements, which generally have terms between five and ten years (with renewal options between five and ten years) and require payment of monthly royalties equal to 4% of restaurant sales. The Company also has entered into development agreements with PJI to open a certain number of restaurants over a defined period of time within specific geographic areas. The Company's development agreements generally require it to pay a non-refundable fee per restaurant covered by the respective agreements and which fee is typically credited against the initial franchise fee that the Company is required to pay for each new restaurant opened. The Company amortizes development and franchise fees over a 20-year period, beginning with the opening of a restaurant.

     The Company's growth strategy focuses on further developing the Papa John's concept through: (i) building out its existing markets; (ii) acquiring and developing new territories; and (iii) strategically acquiring existing Papa John's franchisee groups and territories, if available. The Company's market-by-market expansion strategy has contributed to increases in comparable restaurant sales, although there can be no assurance that comparable restaurant sales will continue to be positive.

     The average cash investment for the 11 restaurants opened during 1997 was $225,000, (five free-standing at $250,000 each and six in-line units at $202,000 each) exclusive of land and pre-opening costs, but including franchise fees. The Company expects the cash investment for restaurants opened in 1998 to approximate $250,000. Pre-opening costs are expensed as incurred.

     The Company believes its expansion strategy has contributed to obtaining higher average restaurant sales than the Papa John's franchise system. Average sales in 1997 were $773,000, compared to average sales in 1996 of $721,000.

     The Predecessor Companies operated as S corporations until October 29, 1996. As such, the earnings of the Predecessor Companies were taxed for federal and state income tax purposes directly to the Predecessor Companies' stockholders. Beginning October 30, 1996, the Company became subject to corporate level income taxes (June 5, 1997 for OPD).

1997 Compared to 1996

     Restaurant Sales. Restaurant sales increased 96% to $48.1 million in 1997, from $24.6 million in 1996. This increase was primarily due to a 108.7% increase in the number of equivalent restaurants open during 1997 as compared to 1996 (acquisition of 25 Virginia restaurants on October 30, 1996). "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 6.9% in 1997 over 1996, for restaurants open throughout both years.

     Costs and Expenses. Cost of sales, which consists of food, beverage, and paper costs, increased $7.2 million, but decreased as a percentage of restaurant sales to 31.7% in 1997 from 32.8% in 1996. This percentage decrease is primarily attributable to lower average cheese costs in 1997 as compared to 1996.

     Salaries and benefits, which consist of all store level employee wages, taxes and benefits, increased $6.4 million, and increased as a percentage of restaurant sales to 26.0% in 1997 from 24.9% in 1996. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to increases in the minimum wage in October, 1996 and September, 1997, partially offset by improved labor utilization.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, and advertising expenses. Other operating expenses increased $5.7 million, and increased as a percentage of restaurant sales to 24.0% in 1997 compared to 23.8% in 1996. This percentage increase is primarily due to the acquisition of the Virginia restaurants, which historically have had higher other operating expenses as a percentage of restaurant sales, partially offset by increased leverage of expenses as a result of comparable restaurant sale increases and increased purchasing power.

     General and administrative expenses increased $1.2 million and decreased as a percentage of restaurant sales to 5.3% in 1997 from 5.7% in 1996. The decrease was primarily due to the leveraging of general and administrative expenses as a result of increased sales, partially offset by additional corporate infrastructure necessary to support planned growth.

     Depreciation and amortization increased by $.7 million, and increased slightly as a percentage of restaurant sales to 2.7% in 1997 from 2.6% in 1996. The dollar increase was primarily due to the addition of new and acquired restaurants.

     Other Income (Expense). Other income (expense), consisting primarily of investment income for 1997, increased $.9 million. The increase in investment income was a result of earnings on funds received from the IPO in October, 1996 and the secondary stock offering in July, 1997. Investment balances are considered available to fund growth and acquisitions.

1996 Compared to 1995

     Restaurant Sales. Restaurant sales increased 46.6% to $24.6 million in 1996 from $16.7 million in 1995. The increase was primarily due to a 60% increase in the number of equivalent restaurants open during 1996 as compared to 1995. Also, comparable sales increased 4.7% in 1996 over 1995.

     Cost and Expenses. Cost of sales increased $2.4 million, but decreased as a percentage of restaurant sales to 32.8% in 1996 from 33.6% in 1995. This percentage decrease was primarily attributable to the acquisition of the Virginia restaurants on October 30, 1996, when cheese costs were below the average for all of 1996. Average cheese costs throughout the first three quarters of 1996 were higher than the comparable periods in 1995.

     Salaries and benefits increased $2.0 million, and increased slightly as a percentage of restaurant sales to 24.9% in 1996 from 24.8% in 1995.

     Other operating expenses increased $2.0 million, and increased as a percentage of restaurant sales to 23.8% in 1996 from 22.8% in 1995. This percentage increase was primarily due to the acquisition of the Virginia restaurants, which historically have had higher other operating expenses as a percentage of restaurant sales.

     General and administrative expenses increased $.5 million, and increased as a percentage of restaurant sales to 5.7% in 1996 from 5.3% in 1995. The dollar and percentage increases were primarily due to executive relocation expenses and the addition of restaurant supervisory and corporate support personnel.

     Depreciation and amortization increased by $.2 million, and increased as a percentage of restaurant sales to 2.6% in 1996 from 2.4% in 1995. The dollar increase was primarily due to the addition of new and acquired restaurants. The percentage increase was primarily due to 1995 being a 53-week year.

     Other Income (Expense). Other income (expense), which consists primarily of interest income and interest expense, increased $.1 million in 1996 from $.1 million of expense in 1995. The increase in other income was primarily due to the payoff of Company debt, plus interest income earned on investments as a result of the IPO.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Total capital expenditures for 1997 were approximately $4.0 million, primarily for the opening of restaurants. In addition, the Company acquired 8 restaurants for cash from other Papa John's franchisees for $1.6 million.

     Cash provided by operating activities was $6.1 million, $3.6 million, and $1.9 million in 1997, 1996, and 1995 respectively. The increases are primarily the result of higher net income and depreciation and amortization.

     The Company has financed its operations principally from cash provided by operating activities and proceeds from bank borrowings and stockholder loans. The Company received $19.2 million in net cash proceeds from its IPO in October, 1996. As a result of the IPO, the Company used approximately $2.0 million of the IPO proceeds to fund final S corporation distributions to stockholders, $1.6 million to retire stockholder indebtedness, and $2.0 million to retire bank indebtedness. The remaining net proceeds were used to fund capital expenditures in 1996 or were held in various investments. The Company also received net proceeds of $12.2 million from a secondary stock offering in July, 1997, which were used to fund capital expenditures or were held in various investments.

     Capital expenditures are expected to be approximately $6.0 million for 1998. Approximately $4.5 million is expected to be for restaurant development and existing restaurant improvements, $.5 million for commissary improvements and equipment, and $1.0 million for general and administrative land, building, and improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at December 28, 1997 include $28.0 million of cash and investments. The Company plans to fund its capital expenditures through 1998 from available cash and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

Impact of Inflation

     The Company does not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on the Company in the future.

Year 2000

     The Company does not expect the Year 2000 issue to have a material effect on the Company's operations.

The following table sets forth the percentage relationship to restaurant sales for certain income statement data for the Company:

                                                  For the years Ended (1)
                                            -----------------------------------
                                              Dec. 31      Dec. 29,    Dec. 28,
                                             1995 (2)(3)  1996 (2)(3)    1997
                                            -----------------------------------
Restaurant sales                              100.0%        100.0%      100.0%
Cost and expenses:
  Cost of sales                                33.6          32.8        31.7
  Salaries and benefits                        24.8          24.9        26.0
  Other operating expenses                     22.8          23.8        24.0
  General and administrative expenses           5.3           5.7         5.3
  Depreciation and amortization                 2.4           2.6         2.7
                                            -----------------------------------
    Total costs and expenses                   88.9          89.8        89.7
                                            -----------------------------------
Operating income                               11.1          10.2        10.3
Other income (expense), net                    (0.5)            -         1.8
                                            -----------------------------------
Income before income taxes                     10.6          10.2        12.1
Provision for income taxes (4)                  4.1           3.8         4.2
                                            -----------------------------------
Net income (4)                                  6.5%          6.4%        7.9%
                                            ===================================

                                                1995         1996        1997
                                            -----------------------------------
Restaurant data - the Company (5):
  Percentage change in comparable
   restaurant sales                             3.3%          4.7%        6.9%
  Average sale for restaurants open for
   full year (in thousands)                  $  727        $  721       $ 773
                                             ==================================
Number of restaurants:
  Beginning of year                              27            39          46
  Opened                                         12             7          11
  Acquired                                        -             -          16
                                             ----------------------------------
  End of year                                    39            46          73
                                             ==================================

(1) The Company operates on a 52-53 week year ending on the last Sunday in December each year. Fiscal 1995 was a 53 week year.

(2) Includes the Alabama Group for the entire period presented. Fiscal 1996 also includes the Virginia Group from the date of acquisition (October 30, 1996), which was simultaneous with the closing of the IPO.

(3) Fiscal 1995 and 1996 represent the results of operations of the Company restated to give retroactive effect to the merger with OPD on June 5, 1997, which was accounted for as a pooling of interests, as if the merger had occurred at the beginning of fiscal 1995.

(4) Net income reflects a pro forma provision for income taxes assuming the Company's predecessors and OPD were C corporations rather than S corporations for each period.

(5) Includes all restaurants included in the IPO as if they were operated by the Company for the entire period presented.

Item 8.  Financial Statements and Supplementary Data

             Index to Financial Statements and Supplementary Data

                                                                                          Page
                                                                                          ----
Audited Consolidated Financial Statements

Consolidated Balance Sheets as of December 29, 1996, and December 28, 1997.................21

Consolidated Statements of Income for the Years Ended December 31, 1995,
     December 29, 1996, and December 28, 1997..............................................22

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1995, December 29, 1996, and December 28, 1997...........................23

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995,
     December 29, 1996, and December 28, 1997..............................................24

Notes to Consolidated Financial Statements.................................................25

Report of Independent Auditors.............................................................40

                       PJ AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             Dec. 29,   Dec. 28,
(In thousands, except per share data)                          1996       1997
                                                             -------------------
                                    ASSETS
                                    ------
Current assets:
   Cash and cash equivalents                                  $ 4,076   $ 6,674
   Inventories                                                    229       311
   Prepaid expenses and other                                     368       360
   Investments                                                 12,058     9,830
   Deferred income taxes                                          104       111
                                                              -----------------
      Total current assets                                     16,835    17,286
Investments                                                         -    11,402
Net property and equipment                                      5,936     9,419
Deferred franchise and development costs, net of
 accumulated amortization of $96 in 1996 and
 $149 in 1997                                                     759     1,308
 Other assets                                                      84       868
                                                              -----------------
      Total assets                                            $23,614   $40,283
                                                              =================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
   Accounts payable                                           $   189   $   525
   Accrued expenses                                             1,766     2,420
   Current maturities of bank debt                                 70         -
                                                              -----------------
      Total current liabilities                                 2,025     2,945

Deferred income taxes                                              71       531

Stockholders' equity:
  Preferred stock ($1.00 par value per share; authorized
   1,000 shares, no shares issued and outstanding                   -         -
  Common stock ($.01 par value per share; authorized
   20,000 shares; issued and outstanding shares of
   5,032 in 1996 and 5,782 and 1997)                               50        58
  Additional paid-in-capital                                   20,029    32,197
  Retained earnings                                             1,439     4,552
                                                              -----------------
      Total stockholders' equity                               21,518    36,807
                                                              -----------------

      Total liabilities and stockholders' equity              $23,614   $40,283
                                                              =================

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                         For the Years Ended
                                                -------------------------------------
                                                 Dec. 31,       Dec. 29,     Dec. 28,
                                                  1995           1996         1997
                                                -------------------------------------
(In thousands, expect per share amounts)
Restaurant sales                                $ 16,744        $ 24,550     $ 48,128
Restaurant operating expenses:
  Cost of sales                                    5,630           8,064       15,251
  Salaries and benefits                            4,158           6,113       12,508
  Other operating expenses                         3,820           5,833       11,535
  Depreciation and amortization                      393             628        1,302
                                                -------------------------------------
                                                  14,001          20,638       40,596
                                                -------------------------------------
Restaurant operating income                        2,743           3,912        7,532
General and administrative expenses                  887           1,402        2,558
                                                -------------------------------------
Operating income                                   1,856           2,510        4,974
Other (expense) income                               (78)             11          864
                                                -------------------------------------
Income before income taxes                         1,778           2,521        5,838
Income tax expense                                     9             250        1,943
                                                -------------------------------------
Net income                                      $  1,769        $  2,271     $  3,895
                                                =====================================
Pro forma income data (unaudited) (Note 5)
Historical income before income tax expense     $  1,778        $  2,521     $  5,838
Pro forma income tax expense                         684             941        2,040
                                                -------------------------------------
Pro forma net income                            $  1,094        $  1,580     $  3,798
                                                =====================================
Pro forma net income per share:
  Basic                                         $   0.52        $   0.61     $   0.71
                                                =====================================
  Diluted                                       $   0.52        $   0.61     $   0.69
                                                =====================================
Weighted average shares outstanding:
  Basic                                            2,120           2,583        5,369
                                                =====================================
  Diluted                                          2,120           2,610        5,483
                                                =====================================

                           (See accompanying notes)

                       JP AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common Stock
                                             ----------------    Additional                    Total
                                             Shares               Paid-In      Retained    Stockholders'
                                             Issued    Amount     Capital      Earnings       Equity
                                             ------    ------    ----------    --------    -------------
                                                                   (In thousands)
Balance, December 25, 1994                        -      $ 2       $   447      $ 1,020       $ 1,469
    Net income                                    -        -             -        1,769         1,769
    S corporation distributions                   -        -             -       (1,354)       (1,354)
    Incorporation of Twice the Cheese             1        1             -            -             1
                                              -----      ---       -------      -------       -------
Balance, December 25, 1995                        1        3           447        1,435         1,885
    Net income                                    -        -             -        2,271         2,271
    S corporation distributions                   -        -             -       (4,099)       (4,099)
    Stock splits and changes in par
      value and authorized shares             1,769       15           (15)           -             -
    Change in par value applicable to the
      merger with Ohio Pizza Delivery           277        2            (2)           -             -
    Issuance of common stock
      (net of issuance costs)                 1,755       18        19,224            -        19,242
    Acquisition of Virginia group             1,230       12           291        1,832         2,135
    Issuance of warrant to PJI                    -        -            84            -            84
                                              -----      ---       -------      -------       -------
Balance, December 25, 1995                    5,032       50        20,029        1,439        21,518
    Net income                                    -        -             -        3,895         3,895
    S corporation distributions - OPD             -        -             -         (782)         (782)
    Issuance of common stock
      (net of issuance costs)                   750        8        12,168            -        12,176
                                              -----      ---       -------      -------       -------
Balance, December 28, 1997                    5,782      $58       $32,197      $ 4,552       $36,807
                                              =====      ===       =======      =======       =======


                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                         For the Years Ended
                                                                -------------------------------------
                                                                 Dec. 31,       Dec. 29,     Dec. 28,
                                                                  1995           1996         1997
                                                                -------------------------------------
Operating activities:
Net income                                                      $  1,769        $  2,271     $ 3,895
Adjustments to reconcile net income to net cash provided
  by operating activities:
Depreciation and amortization                                        393             628        1,302
Deferred income taxes                                                 --             (33)         453
Changes in operating assets and liabilities:
  Inventories                                                         (6)            (69)         (82)
  Prepaid expenses and other                                        (151)            130            8
  Accounts payable                                                   154            (143)         336
  Accrued expenses                                                  (146)            879          654
Other assets                                                          --              (6)         (35)
Deferred franchise and development costs                            (119)           (105)        (423)
                                                                -------------------------------------
Net cash provided by operating activities                          1,894           3,552        6,108

Investing Activities:
Purchases of property and equipment                               (1,079)         (1,280)      (4,039)
Purchases of investments                                              --         (12,058)     (50,550)
Proceeds from maturity of investments                                 --              --       41,376
Purchase of Virginia Group, net of cash acquired                      --             985           --
Acquisitions                                                          --              --       (1,621)
Other                                                                 46              81           --
                                                                -------------------------------------
Net cash used in investing activities                             (1,033)        (12,272)     (14,834)

Financing Activities:
Proceeds from bank borrowings                                        450           1,065           --
Proceeds from issuance of common stock                                --          19,242       12,176
Payments on bank borrowings                                         (127)         (2,423)         (70)
Issuance of (payments on) stockholder notes                          254          (1,496)          --
Distributions paid                                                (1,354)         (4,099)        (782)
Capital contributions                                                  1              --           --
                                                                -------------------------------------
Net cash provided (used) by financing activities                    (776)         12,289       11,324
                                                                -------------------------------------
Net increase in cash and cash equivalents                             85           3,569        2,598
Cash and cash equivalents at beginning of year                       422             507        4,076
                                                                -------------------------------------
Cash and cash equivalents at end of year                        $    507        $  4,076     $  6,674
                                                                =====================================

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation, Description of Business, and Reorganization

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiaries, PJ Cheese, Inc. and Ohio Pizza Delivery Co. (the "Company"). All significant inter-company transactions between the consolidated companies have been eliminated. Prior to the Company's initial public offering (the "Offering") and reorganization, the Company's financial statements represented the combined financial position, results of operations and cash flows of Extra Cheese, Inc. (Extra Cheese), Textra Cheese Corp. (Textra) and Twice the Cheese, Inc. (Twice), collectively referred to herein as the "Alabama Group." Those financial statements excluded the combined financial position of PJVA, Inc. and PJV, Inc., collectively referred to as the "Virginia Group" prior to their acquisition on October 30, 1996 (See Note 6). These consolidated financial statements have been restated to give retroactive effect to the merger with Ohio Pizza Delivery Co. (OPD), on June 5, 1997, in a transaction accounted for as a pooling of interests as if the merger had occurred at the beginning of fiscal 1995. (See Note 4).

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

     Pro forma information for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 have been presented as if the Alabama Group and OPD had been treated as C corporations rather than S corporations, with assumed effective income tax rates of 36.5% and 41%, respectively.

Description of Business

     The Company operates pizza delivery and carry-out restaurants under the trademark "Papa John's" in Alabama, Virginia, Texas and Ohio. At December 28, 1997, the Company operated 73 restaurants. In addition to the areas the Company currently has restaurants, the Company holds franchise and development rights for Ventura, Kern, San Luis Obispo and Santa Barbara counties in California; Vancouver, Canada and the surrounding area; and Puerto Rico.

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1.   Basis of Presentation, Description of Business, and Reorganization
     (continued)

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

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.   Significant Accounting Policies (continued)

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

Investments

     The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. All investment securities held by the Company have been classified as held-to-maturity. Held-to-maturity investment securities are stated at amortized cost with any amortization of premiums and accretion of discounts included in interest income.

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

Advertising and Related Costs

     Advertising and related costs include restaurant activities such as mail coupons, doorhangers, promotional items, and required contributions to PJI's production fund (0.50% to 0.80% of restaurant sales). Such amounts are expensed as incurred and were approximately $1.0 million, $1.5 million, and $3.5 million in 1995, 1996, and 1997 respectively, and are included in other operating expenses in the consolidated statements of income.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.   Significant Accounting Policies (continued)

Goodwill

     Goodwill, which is included in other assets, represents the excess of cost over fair value of assets acquired and is being amortized over 20 years using the straight-line method. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Goodwill and accumulated amortization at December 28, 1997 was $774,000 and $13,000, respectively.

Stock-Based Compensation

     The Company follows the provisions of Accounting Principles Board Opinion
(APB) No. 25 for its stock-based compensation awards (see Note 13).

Income Taxes

     On October 29, 1996, the Predecessor Companies of PJ America, Inc. terminated their status as S corporations and the Company became subject to federal and state income taxes. Concurrently, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," and accordingly, there was no cumulative effect of adopting SFAS No. 109, and prior year financial statements were not restated. In accordance with the provisions of SFAS No. 109, deferred income taxes reflect the temporary tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities.

Pre-Opening Costs

     Pre-opening costs, which represent certain expenses incurred before a restaurant opens, are expensed as incurred.

Net Income Per Share

     The Company adopted SFAS No. 128, Earnings per share in 1997. Net income per share is based on the weighted average number of shares of common stock outstanding (Basic) and common stock equivalents during the period (Diluted).

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.   Significant Accounting Policies (continued)

Accounting Changes

     Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." The adoption of SFAS 121 had no impact on the Company.

Reclassifications

     Certain amounts in the 1995 and 1996 Consolidated Financial Statements have been reclassified to conform with the 1997 presentation.

3.   Stock Offerings

     The Company completed the initial public offering of its common stock on October 30, 1996, pursuant to which the Company sold 1,755,000 shares of its common stock, including 135,000 shares exercised to cover underwriter over-allotments, at an initial public offering price of $12.50 per share. Net proceeds from the Offering (after deducting the underwriting discount of $1.5 million and expenses of $1.2 million) were $19.2 million. Such proceeds were partially used to fully retire the outstanding balance owed to banks and shareholders, pay S Corporation distributions, and for general corporate purposes.

     In July 1997, the Company completed a secondary offering of its common stock, pursuant to which the Company sold 750,000 shares of its common stock at $17.75 per share. Net proceeds of the offering (after deducting the underwriting discount of $.7 million and expenses of $.4 million) were $12.2 million.

4.   Business Combinations

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

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.   Business Combinations (continued)

     The exchange of shares was accounted for as a pooling of interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of the acquired entity for all periods presented. Separate results for the combining entities for the most recent interim period prior to acquisition (three months ended March 30, 1997) and for the years ended December 29, 1996 and December 31, 1995 are as follows (amounts in thousands):

                                           Dec. 31,        Dec. 29,         Mar. 30,
                                            1995            1996             1997
------------------------------------------------------------------------------------
                                                                         (Unaudited)
Restaurant sales:
   Previously reported                     $10,457         $16,846         $ 8,770
   OPD                                       6,287           7,704           1,836
------------------------------------------------------------------------------------
     Combined                              $16,744         $24,550         $10,606
------------------------------------------------------------------------------------
Pro forma net income:
   Previously reported                     $   640         $ 1,078         $   728
   OPD                                         454             502             117
------------------------------------------------------------------------------------
     Combined                              $ 1,094         $ 1,580         $   845
------------------------------------------------------------------------------------

     On June 30, 1997, the Company purchased the assets of one Papa John's restaurant and development rights for three additional Papa John's restaurants in northern Ohio from another Papa John's franchisee. The purchase price consisted of a cash payment of $.2 million and has been accounted for by the purchase method of accounting.

     On September 22, 1997, the Company purchased the assets and assumed lease obligations of seven Papa John's restaurants in Virginia from Williamsburg Pizza Group, Inc., a Papa John's International franchisee. The total consideration paid by the Company in the acquisition was approximately $1.4 million. The acquisition was accounted for by the purchase method of accounting.

5.   Pro Forma Information (Unaudited)

     The Company terminated its status as an S corporation on October 29, 1996 (June 5, 1997 for OPD). Pro forma income taxes have been presented to reflect a provision for federal, state, and local income taxes at an assumed effective rate of 36.5% (41.0% for OPD).

     Pro forma net income per share is based on the weighted averaged number of shares of common stock (Basic) and common stock equivalents (Diluted) outstanding during the period.

                       PJ AMERICA, INC. AND SUBSIDIARIES

5.   Pro Forma Information (Unaudited) (continued)

The pro forma net income per share amounts were calculated assuming that the number of shares of common stock in the Offering necessary to generate sufficient proceeds to fund the payment of the Company's undistributed S corporation earnings. A summary of the components of the weighted average shares of common stock and equivalents outstanding during the periods indicated is as follows (in thousands):

                                                              1995          1996          1997
                                                    ------------------------------------------
Total number of common shares outstanding
 throughout the period                                       2,120         2,091         5,046
Weighted average number of common shares
 issued in connection with stock offerings                       -           492           323
                                                    ------------------------------------------
Weighted average shares - Basic                              2,120         2,583         5,369
Shares issuable upon net exercise of outstanding
 stock options and warrants                                      -            27           114
                                                    ------------------------------------------
Total weighted average shares - Diluted                      2,120         2,610         5,483
                                                    ==========================================

                                      31

                       PJ AMERICA, INC. AND SUBSIDIARIES

6.  Acquisition of Virginia Group - Pro Forma Information (Unaudited)

     Concurrent with the Reorganization, the Company acquired PJVA, Inc. and PJV, Inc. (See Note 1). The acquisition was accounted for at historical cost, with the shareholders of PJVA, Inc. and PJV, Inc. receiving an aggregate of 1,230,000 shares of common stock of the Company.

     The following represents the unaudited pro forma results of operations for the years ended December 31, 1995 and December 29, 1996 as if the Reorganization and OPD merger had occurred at the beginning of the Company's fiscal year. Pro forma net income reflects an assumed corporate income tax rate of 36.5% for the Company, and 41.0% for OPD.


(In thousands, except per share amounts)                    1995              1996
                                                          ---------------------------
Restaurant sales                                          $29,386             $37,968
Restaurant operating expenses:
     Cost of sales                                          9,946              12,643
     Salaries and benefits                                  7,306               9,330
     Other operating expenses                               7,170               9,379
     Depreciation and amortization                            775               1,067
                                                          ---------------------------
                                                           25,197              32,419
                                                          ---------------------------
Restaurant operating income                                 4,189               5,549
General and administrative expenses                         1,373               2,020
                                                          ---------------------------
Operating income                                            2,816               3,529
Other expense, net                                           (233)               (124)
                                                          ---------------------------
Income before income taxes                                  2,583               3,405
Pro forma income tax expense                                  977               1,262
                                                          ---------------------------
Pro forma net income                                       $1,606              $2,143
                                                          ===========================
Pro forma net income per share:
     Basic                                                  $0.47               $0.58
                                                          ===========================
     Diluted                                                $0.47               $0.57
                                                          ===========================
Weighted average shares outstanding:
     Basic                                                  3,402               3,722
                                                          ===========================
     Diluted                                                3,402               3,749
                                                          ===========================

The pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's fiscal year. Additionally, the pro forma information is not intended to be a projection of future results.

                       PJ AMERICA, INC. AND SUBSIDIARIES

7.  Investments

     A summary of the Company's held-to-maturity securities as of December 28, 1997 follows (in thousands):


                                                               Gross                   Gross
                                    Amortized             Unrealized              Unrealized         Estimated
                                         Cost          Holding Gains          Holding Losses        Fair Value
--------------------------------------------------------------------------------------------------------------
U.S. Government Securities            $ 1,569                    $ 2                     $ -           $ 1,571
Municipal bonds                        19,663                     28                       -            19,691
                                    --------------------------------------------------------------------------
                                      $21,232                    $30                     $ -           $21,262
                                    ==========================================================================

Approximately 46% of the Company's held-to-maturity securities will mature within one year with the remainder maturing between one and three years.

8.  Net Property and Equipment

     Net property and equipment consists of the following (in thousands):

                                                          December 29,       December 28,
                                                             1996               1997
                                                          -------------------------------
          Land                                                  $  114            $   403
          Building and leasehold improvements                    3,599              5,068
          Restaurant equipment                                   4,603              6,931
          Construction in process                                   62                400
                                                          -------------------------------
                                                                 8,378             12,802
          Less accumulated depreciation                         (2,442)            (3,383)
                                                          -------------------------------
          Net property and equipment                           $ 5,936            $ 9,419
                                                          ===============================

9.  Accrued Expenses

     Accrued expenses consists of the following (in thousands):

                                                          December 29,       December 28,
                                                             1996               1997
                                                          -------------------------------
          Salaries and wages                                    $  440             $  518
          Taxes, other than income                                 261                468
          Advertising and royalties                                265                256
          Other                                                    800              1,178
                                                          -------------------------------
                                                                $1,766             $2,420
                                                          ===============================

                       PJ AMERICA, INC. AND  SUBSIDIARIES

10.  Income Taxes

     Concurrent with the Reorganization on October 30, 1996, the Predecessor Companies (See Note 1) terminated their status as S corporations. Accordingly, the Company is now subject to federal and state income taxes. At the date of termination of its S corporation status, the Company recorded a net deferred tax asset and corresponding credit to income tax expense for cumulative temporary differences between the tax basis and the reported amounts of the Company's assets and liabilities in the consolidated financial statements. These differences consisted primarily of deferred expenses and accumulated depreciation on property and equipment. At the date of termination of S corporation status, the net differences equaled approximately $109,000 resulting in a net deferred tax asset and corresponding credit to income tax expense of approximately $40,000.

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

     Concurrent with the acquisition of OPD (See Note 4), OPD terminated their status as an S corporation on June 5, 1997. OPD was previously only subject to local income taxes. The differences between OPD's tax basis and financial reporting basis were immaterial.

     A summary of income tax expense is as follows (in thousands):

                                                1995           1996           1997
                                                ----           ----           ----
          Current
            Federal                              $-            $241          $1,372
            State and local                       9              42             118
          Deferred (federal and state)            -               7             453
          Deferred tax credit                     -             (40)              -
                                                -----------------------------------
          Income tax expense                     $9            $250          $1,943
                                                ===================================

     Net deferred tax assets (liabilities) as of December 29, 1996 and December 28, 1997 are comprised of the following (in thousands):

                                                                           1996      1997
                                                                           ----      -----
          Deferred tax assets - miscellaneous reserves and accruals        $104      $ 111
          Deferred tax liabilities - accelerated depreciation               (71)      (531)
                                                                           ---------------
          Net deferred tax assets (liabilities)                            $ 33      $(420)
                                                                           ===============

                       PJ AMERICA, INC. AND  SUBSIDIARIES

10.    Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

                                                                  1995          1996          1997
                                                                  ----          -----        ------
Income tax expense at U.S. federal statutory rates                $ 605         $ 857        $1,985
Increases (decreases) resulting from:
Income tax expense from operations while S corporations            (605)         (593)         (125)
State and local income taxes - net                                    9            35           129
Tax exempt interest income                                            -           (10)         (115)
Deferred tax credit                                                                             (40)                -
Other                                                                 -             1            69
                                                                  ---------------------------------
Income tax expense                                                $   9          $250        $1,943
                                                                  =================================


Income tax payments amounted to $10,000, $.2 million, and $1.5 million in 1995, 1996, and 1997 respectively.

11.    Related Party Transactions

Franchisor

     Under the terms of area development agreements between the Company and PJI, the Company paid development fees ranging from $3,500 to $5,000 per restaurant. Franchise fees ranging from $1,150 to $15,000 have been paid as each new restaurant was opened. Royalties in the amount of 4% of restaurant sales are paid monthly to PJI, and a monthly contribution of 0.50% to 0.80% of sales is paid to the Marketing fund of PJI. The Company is required to buy certain proprietary food products from PJI's commissary subsidiary and have elected to buy substantially all other food products, supplies, marketing materials and equipment from PJI or its subsidiaries.

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

     In connection with the Company's Offering, the Company issued a warrant to PJ USA (a subsidiary of PJI) to purchase 225,000 shares of common stock at $11.25 per share. The warrant was issued in consideration for, among other things, the rights to enter into development agreements for certain counties in California; Vancouver, Canada and the surrounding

                       PJ AMERICA, INC. AND SUBSIDIARIES

11.    Related Party Transactions (continued)

area; and Puerto Rico. The Company expects to pay all standard development and franchise fees in connection with operating restaurants in these territories. The warrant is exercisable in whole or in part at any time until October 30, 2001. The portion of the warrant discount attributable to the granting of the various development rights, approximately $84,000, has been capitalized into deferred franchise and development costs.

Affiliate Markets

     Certain officers and directors of the Company own equity interests in other entities that franchise Papa John's restaurants. The Company also provides management and operational supervision services to three related entities; PJ Utah, LLC, PJ Louisiana, Inc., and PJ Iowa, LLC. Currently, the Company receives monthly management fees of $20,000 from PJ Utah, $7,000 from PJ Louisiana, and $2,500 from PJ Iowa. During 1997, the Company received $240,000 from PJ Utah, $78,000 from PJ Louisiana, and $53,000 from PJ Iowa. Management fee income is netted against general and administrative expenses in the consolidated statements of income.

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

     The Company has obtained a right of first refusal to acquire franchise and development rights for PJ Louisiana, Inc. and PJ Iowa, LLC. However, there is no agreement or understanding between the Company and these entities or stockholders to acquire such entities or their assets.

Stockholders

     Notes payable to stockholders were due on demand and carried interest at 7.0%. The notes payable were fully paid at the closing of the Offering in 1996. Interest expense related to these notes was approximately $47,000 in 1995 and $39,000 in 1996. Interest payments were approximately $4,000 in 1995 and $98,000 in 1996.

                       PJ AMERICA, INC. AND SUBSIDIARIES

11.  Related Party Transactions (continued)

     In connection with the Company's Offering, certain officers, directors and former employees received approximately $250,000 for consulting services provided to the Company with respect to the structuring, organization and implementation of the Offering.

12.  Leases

     The Company leases office and retail space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. Future minimum lease payments are as follows (in thousands):

                           1998               $  845
                           1999                  764
                           2000                  584
                           2001                  417
                           2002                  223
                           Thereafter            367
                                              ------
                                              $3,200
                                              ======

     Rent expense was approximately $.3 million, $.4 million, and $.9 million in 1995, 1996, and 1997, respectively.

13.  Stock Options

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company awards stock options under the PJ America, Inc. 1996 Stock Ownership Incentive Plan (the "Incentive Plan") and the Papa John's International, Inc. 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Shares of common stock authorized for issuance are 600,000 under the Incentive Plan and 160,000 under the Directors Plan. Options granted under both plans generally expire ten years from the date of grant and vest over one to four year periods.

                       PJ AMERICA, INC. AND SUBSIDIARIES

13.    Stock Options (continued)

     The Incentive Plan also provides for awards of restricted stock, however the Company has not granted any awards.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .48 and .49; and a weighted average expected life of the option of 4.0 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair market value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's unaudited pro forma information follows (in thousands, except per share amounts):

                                                   1996       1997
-------------------------------------------------------------------
Pro forma net income                              $1,022     $3,440
Pro forma earnings per share - basic                0.45       0.64
Pro forma earnings per share - diluted              0.45       0.63


                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)


13.    Stock Options (continued)


     Information pertaining to options for 1997 and 1996 is as follows (number of options in thousands):

                                              1996                   1997
--------------------------------------------------------------------------------------------
                                                  Weighted-                      Weighted-
                                                    Avg.                            Avg.
                                     Options      Exercise         Options        Exercise
                                                    Price                           Price
---------------------------------------------------------------------------------------------
Outstanding  beginning of year            -             -              336         $12.50
Granted                                 336        $12.50              223         $14.18
Canceled                                  -             -               19         $15.42
---------------------------------------------------------------------------------------------
Outstanding -- end of year              336        $12.50              540         $13.15
=============================================================================================
Exercisable -- end of year                -        $12.50               83         $12.50
=============================================================================================
Weighted-average fair value
   of options granted during
   the year                             $5.63                        $6.29
==============================================================================
Weighted-average contractual life        10.0                          9.4
==============================================================================

As of December 28, 1997, approximately 147,000 shares were available for future issuance under the Incentive Plan and approximately 54,000 shares were available for future issuance under the Directors Plan.

14.  Quarterly Data (Unaudited) in thousands, except per share data

                        1st Quarter        2nd Quarter         3rd Quarter          4th Quarter
-------------------------------------------------------------------------------------------------------------
                        1996    1997       1996       1997        1996       1997       1996        1997
-------------------------------------------------------------------------------------------------------------
Restaurant sales      $8,523   $10,606     $9,397     $11,985     $9,545     $11,890     $10,503     $13,647
Operating income         756     1,180        808       1,182        856       1,200       1,113       1,432
Net income               427       845        458         841        500         955         758       1,157
Net income per
 share - Basic           .12       .17        .13         .17        .14         .17         .17         .20
Net income per
 share - Diluted         .12       .16        .13         .16        .14         .17         .16         .20

     All quarterly information presented above is as if the Reorganization (i.e., acquisition of the Virginia Group) occurred at the beginning of the Company's 1995 fiscal year (See Note 6). For quarterly periods prior to the third quarter of 1997, net income reflects a pro-forma provision for income taxes assuming the Company predecessors and OPD were C corporations rather than S corporations for each period.

                               ERNST & YOUNG LLP,
                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
PJ America, Inc.

     We have audited the accompanying consolidated balance sheets of PJ America, Inc. and Subsidiaries as of December 29, 1996 and December 28, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1995, December 29, 1996 and December 28, 1997. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PJ America, Inc. and Subsidiary, at December 29, 1996 and December 28, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 in conformity with generally accepted accounting principles.

                                           Ernst & Young LLP

Birmingham, Alabama
January 28, 1998

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

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of PJ America, Inc. and Subsidiaries and the report of independent auditors are included in
        Item 8:

                                                                                                   Page
                                                                                                   ----
        Report of Independent Auditors........................................................       40
        Consolidated Balance Sheets as of December 29, 1996 and December 28, 1997.............       21
        Consolidated Statements of Income for the years ended December 31, 1995,
              December 29, 1996, and December 28, 1997........................................       22
        Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 1995, December 29, 1996, and December 28, 1997.....................       23
        Consolidated Statements of Cash Flows for the years ended December 31, 1995,
              December 29, 1996, and December 28, 1997........................................       24
        Notes to Consolidated Financial Statements............................................       25

(a)(2) Consolidated Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)  Exhibits:

3.1 The Company's Certificate of Incorporation. Exhibit 3.1 to the Company's Registration Statements on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

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

10.11(a) First Amendment to the Alabama Development Agreement. Exhibit 10.11(a) to the Company's Registration Statement on Form S-1 (Commission File No. 333-11253) is hereby incorporated by reference.

10.11(b) Second Amendment to the Alabama Development Agreement. Exhibit 10.11(b) to the Company's Registration Statement on Form S-1 (Commission File No. 333-11253) is hereby incorporated by reference.

10.11(c) Third Amendment to the Alabama Development Agreement. Exhibit 10.11(c) to the Company's Registration Statement on Form S-1 (Commission File No. 333-11253) is hereby incorporated by reference.

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

10.17(a) First Amendment to the Virginia Development Agreement. Exhibit 10.17(a) to the Company's Registration Statement on Form S-1 (Commission File No. 333-11253) is hereby incorporated by reference.

10.17(b) Second Amendment to the Virginia Development Agreement. Exhibit 10.17(b) to the Company's Registration Statement on Form S-1 (Commission File No. 333-11253) is hereby incorporated by reference.

10.17(c) Third Amendment to the Virginia Development Agreement. Exhibit 10.17(c) to the Company's Registration Statement on Form S-1 (Commission File No. 333-11253) is hereby incorporated by reference.

10.17(d) Fourth Amendment to the Virginia Development Agreement. Exhibit 10.17(d) to the Company's Registration Statement on Form S-1 (Commission File No. 333-11253) is hereby incorporated by reference.

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

10.25 Agreement and Plan of Merger among PJ America, Inc., PJAM Acquisition Subsidiary, Inc., OPD Co., Roger P. Tennyson, Mary Ann Tennyson, Brian
          J. Tennyson, Jeanne K. Tennyson, John H. Schnatter, Charles Schnatter and Dan Holland dated May 30, 1997. Exhibit 2.1 to the Company's Form 8-K dated June 19, 1997, is hereby incorporated by reference.

10.26 PJ America, Inc. Registration Rights Agreement dated June 5, 1997 relating to the Agreement and Plan of Merger (OPD transaction).
          Exhibit 10.1 to the Company's Form 8-K dated June 19, 1997, is hereby incorporated by reference.

10.27 Letter dated June 18, 1997, from PJI to the Company relating to the development rights for Vancouver, Canada area. (Commission File No. 333-30109) is hereby incorporated by reference.

10.28 Development Agreement relating to the development of 37 restaurants in the Ventura, Kern, San Luis Obispo, Santa Barbara and northwestern Los Angeles counties of California. (Commission File No. 333-30109) is hereby incorporated by reference.

10.29 Letter dated June 26, 1997, from PJI to the Company relating to the development rights for Puerto Rico. (Commission File No. 333-30109) is hereby incorporated by reference.

21        Subsidiaries of the Company:
          (a) PJ Cheese, Inc. an Alabama corporation
          (b) Ohio Pizza Delivery Co., Inc. an Ohio corporation
          (c) Pizza Caribe, Inc. a Puerto Rico corporation
          (d) Carribean Food Production, Inc., a Puerto Rico corporation

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 10, 1998      PJ AMERICA, INC.


                              By:    /s/  Douglas S. Stephens
                                 -----------------------------------------
                                          Douglas S. Stephens
                                        Chief Executive Officer
                                             and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title
---------                        -----


____________________________  Chairman of the Board     February 10, 1998

    Richard F. Sherman


____________________________  Chief Executive Officer,  February 10, 1998
    Douglas S. Stephens        President and Director


   /s/  D. Ross Davison        Vice President--         February 10, 1998
----------------------------    Chief Financial
        D. Ross Davison         Officer and Treasurer
                                (Chief Financial and
                                Accounting Officer)

____________________________  Director                  February 10, 1998
    Michael M. Fleishman


____________________________  Director                  February 10, 1998
      Martin T. Hart


____________________________  Director                  February 10, 1998
      Frank O. Keener


____________________________  Director                  February 10, 1998
     Stephen P. Langford


____________________________  Director                  February 10, 1998
     Charles W. Schnatter