Form 10-Q
period 1998-03-29
PJ AMERICA INC
filed 1998-05-13
CIK 1021723

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 29, 1998

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

     At May 8, 1998, there were outstanding 29,330,700 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX

PART I.        FINANCIAL INFORMATION                                            Page No.
                                                                                --------

Item 1.        Financial Statements


               Condensed Consolidated Balance Sheets (Unaudited)
               March 29, 1998 and December 28, 1997                                 2


               Condensed Consolidated Statements of Income (Unaudited)
               Three Months Ended March 29, 1998 and March 30, 1997                 3


               Condensed Consolidated Statements of Cash Flows (Unaudited)
               Three Months Ended March 29, 1998 and March 30, 1997                 4


               Notes to Condensed Consolidated Financial Statements (Unaudited)     5


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                7


PART II.       OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                                     9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                 March 29,    December 28,
                                                   1998           1997
                                                (Unaudited)      (Note)
                                                -----------   ------------
(In thousands)
Assets
Current assets:
  Cash and cash equivalents                       $ 4,890        $ 6,674
  Inventories                                         325            311
  Prepaid expenses and other                          327            360
  Investments                                      10,396          9,830
  Deferred income taxes                               111            111
                                                  -------        -------
Total current assets                               16,049         17,286


Investments                                        13,397         11,402
Net property and equipment                         10,111          9,419
Deferred franchise and development costs, net       1,313          1,308
Other assets                                          874            868
                                                  -------        -------
Total assets                                      $41,744        $40,283
                                                  =======        =======

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                               $   454        $   525
   Accrued expenses                                 2,768          2,420
                                                  -------        -------
Total current liabilities                           3,222          2,945


Deferred income taxes                                 531            531


Stockholders' equity:
  Common Stock                                         58             58
  Additional paid-in capital                       32,213         32,197
  Retained earnings                                 5,720          4,552
                                                  -------        -------
Total stockholders' equity                         37,991         36,807
                                                  -------        -------
Total liabilities and stockholders' equity        $41,744        $40,283
                                                  =======        =======

Note: The condensed consolidated balance sheet at December 28, 1997 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                    Three Months Ended
                                                 March 29,      March 30,
                                                   1998           1997
                                                 ---------      ---------
(In thousands, except for share amounts)
Restaurant sales                                  $14,218        $10,606

Restaurant operating expenses:
  Cost of sales                                     4,485          3,373
  Salaries and benefits                             3,783          2,715
  Other operating expenses                          3,359          2,480
  Depreciation and amortization                       400            293
                                                  -------        -------
                                                   12,027          8,861
                                                  -------        -------

Restaurant operating income                         2,191          1,745
General and administrative expenses                   720            564
                                                  -------        -------
Operating income                                    1,471          1,181

Other income                                          272            155
                                                  -------        -------

Income before income taxes                          1,743          1,336
Income tax expense                                    575            414
                                                  -------        -------
Net income                                        $ 1,168        $   922
                                                  =======        =======

Net income per share - Basic                      $  0.20
                                                  =======
Net income per share - Diluted                    $  0.20
                                                  =======
Weighted average shares outstanding - Basic         5,782
                                                  =======
Weighted average shares outstanding - Diluted       5,909
                                                  =======

Pro forma information:
Income before income taxes                                       $ 1,336
Pro forma income tax expense                                         491
                                                                 -------
Pro forma net income                                             $   845
                                                                 =======

Pro forma net income per share - Basic                           $  0.17
                                                                 =======
Pro forma net income per share - Diluted                         $  0.16
                                                                 =======
Weighted average shares outstanding - Basic                        5,064
                                                                 =======
Weighted average shares outstanding - Diluted                      5,191
                                                                 =======

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Three Months Ended
                                                           March 29,   March 30,
                                                             1998        1997
                                                           ---------   ---------
(In thousands)
Cash Flows from Operating Activities
  Net cash provided by operating activities                $ 1,828      $ 1,646

Cash Flows from Investing Activities
  Purchases of property and equipment                       (1,067)        (981)
  Purchases of investments                                  (2,561)        (228)
                                                           -------       ------
    Net cash used in investing activities                   (3,628)      (1,209)


Cash Flows from Financing Activities
  Proceeds from exercise of stock options                       16            -
  Payments on bank borrowings                                    -          (70)
  Distributions paid                                             -         (115)
                                                           -------       ------
    Net cash provided by (used in) financing activities         16         (185)

Net (decrease) increase in cash                             (1,784)         252
Cash and cash equivalents at beginning of period             6,674        4,076
                                                           -------       ------

Cash and cash equivalents at end of period                 $ 4,890       $4,328
                                                           =======       ======

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

March 29, 1998

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 28, 1997.

     The accompanying unaudited condensed consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiaries, (the "Company"). All significant inter-company transactions between the consolidated companies have been eliminated.

     OPD operated as an S corporation from January 1, 1995 through June 5, 1997, when its S corporation election was terminated. As a result, OPD was not subject to federal or state income taxes before June 5, 1997. However, OPD was subject to local income taxes.

     The Company adopted SFAS No. 128 Earnings per share in 1997. Net income per share is based on the weighted average number of shares of common stock outstanding (Basic) and common stock equivalents during the period (Diluted).

Note 2 - Common Stock Offering

     In July, 1997, the Company completed a public offering pursuant to which it sold 750,000 shares of common stock at a price of $17.75 per share. This offering resulted in net proceeds to the Company of $12.2 million.

Note 3 - Pro Forma Information - OPD

     OPD terminated its status as an S corporation on June 5, 1997. Pro forma income taxes have been presented to reflect a provision for federal, state, and local income taxes at an assumed effective rate of 41.0% for OPD.

Note 4 - Subsequent Events

     In May, 1998, the Company acquired a 22 restaurant Papa John's territory in Southern Louisiana, which included nine existing restaurants, five restaurants under development, and development rights for eight additional restaurants. The purchase price was $4.3 million in cash, plus the assumption of $1.4 million of debt which was immediately retired. The above acquisition was with certain directors and officers, including the Chairman of the Board and Chief Executive Officer. The above business combination will be accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date will be included in the Company's financial statements.

     In April, 1998, the Company and PJ Utah, LLC amended the option agreement pursuant to which the Company may acquire for cash the Papa John's restaurants owned by PJ Utah and its development and franchise rights for Papa John's restaurants in Utah. The option agreement was amended to extend the expiration date from December 31, 1998 to December 31, 2000, and make the option exercisable at any time during the period commencing at the earlier of March 29, 1999, or upon the Utah restaurants reaching certain revenue targets. Under the amended agreement, the Company's option exercise price will now be calculated primarily by reference to PJ Utah's restaurant revenues, but in no event may the new exercise price exceed the exercise price as calculated under the original agreement. The amended agreement also grants the owners of PJ Utah an option, also expiring December 31, 2000, to sell the operations and rights of PJ Utah to the Company at a price approximately equal to the original cost of PJ Utah's real property and leasehold improvements, plus the depreciated cost of PJ Utah's other property plus the aggregate losses, if any, incurred by PJ Utah after March 30, 1998. This price also constitutes the minimum price at which the Company may exercise its option. PJ Utah is substantially owned by certain officers and directors of the Company.

     In April, 1998, the Company obtained additional Central California development rights for 23 restaurants in exchange for relinquishing its option to acquire the development rights in Vancouver, Canada.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Restaurant Sales. Restaurant sales increased 34% to $14.2 million for the three months ended March 29, 1998, from $10.6 million for the comparable period in 1997. This increase was primarily due to a 35.4% increase in the number of equivalent restaurants open during the three months ended March 29, 1998 as compared to 1997. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 6.3% in the three months ended March 29, 1998 over the comparable period in 1997.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 31.5% for the three months ended March 29, 1998, from 31.8% for the comparable period in 1997. This decrease is primarily attributable to a slight shallowing of discounts, partially offset by higher cheese prices.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased as a percentage of restaurant sales to 26.6% for the three months ended March 29, 1998, from 25.6% for the comparable period in 1997. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in minimum wage in September, 1997.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, pre-opening expenses and advertising expenses. Other operating expenses increased as a percentage of restaurant sales to 23.6% for the three months ended March 29, 1998, from 23.4% for the comparable period in 1997. This increase is primarily attributable to the acquisition of eight lower volume restaurants in the third quarter of 1997, which historically have had higher operating expenses as a percentage of restaurant sales, partially offset by increased leverage of expenses as a result of comparable store sales increases and increased purchasing power for various expenses.

     Depreciation and amortization was consistent as a percentage of restaurant sales at 2.8% for the three months ended March 29, 1998, and the comparable period in 1997.

     General and administrative expenses decreased slightly as a percentage of restaurant sales to 5.1% for the three months ended March 29, 1998, from 5.3% for the comparable period in 1997. This decrease was primarily due to the leveraging of general and administrative expenses as a result of increased sales, partially offset by additional corporate infrastructure necessary to support planned growth.

     Other Income. Other income which consists primarily of investment income increased $.1 million for the quarter ended March 29, 1998. The increase in investment income is a result of earnings on funds received from the secondary stock offering in July, 1997. Investment balances are considered available to fund growth and acquisitions.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Capital expenditures of approximately $1.1 million for the three months ended March 29, 1998, were primarily funded by cash flow from operations.

     Cash flow from operations increased to $1.8 million for the three months ended March 29, 1998 from $1.6 million for the comparable period in 1997, primarily due to the higher level of net income for the first quarter of 1998.

     The Company has financed its operations principally from cash provided by operating activities and proceeds from its recent stock offerings. The Company received net proceeds of $12.2 million from a secondary stock offering in July, 1997, which were used to fund capital expenditures or were held in various investments.

     Capital expenditures, excluding purchases of existing franchisees, are expected to be approximately $6.0 million for 1998. Approximately $4.5 million is expected to be for restaurant development and existing restaurant improvements, $.5 million for commissary improvements and equipment, and $1.0 million for general and administrative land, building, and improvements.

     The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at March 29, 1998 include $28.7 million of cash and investments. The Company plans to fund its capital expenditures through 1998 from available cash and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

     Subsequent to March 29, 1998, the Company acquired a 22 restaurant Papa John's territory in Southern Louisiana, which included nine existing restaurants, five restaurants under development and development rights for eight additional restaurants. The acquisition purchase price will utilize approximately $5.7 million in cash.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits.

          Exhibit
          Number          Description
          -------         -----------

            11            Statement regarding Computation of Earnings per
                          Common Share

            27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission

     (b)  Current Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarterly period ended March 29, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PJ AMERICA, INC.



Date:  May 13, 1998                              /s/ D. Ross Davison
                                         ----------------------------------
                                                   D. Ross Davison
                                       Vice President, Chief Financial Officer
                                     and Treasurer (Principal Financial Officer)