Form 10-Q
period 1998-06-28
PJ AMERICA INC
filed 1998-07-24
CIK 1021723

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 28, 1998

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

     At July 24, 1998, there were 5,790,685 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                         Page No.
                                                                                        --------


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited)
          June 28, 1998 and December 28, 1997                                               2


          Condensed Consolidated Statements of Income (Unaudited)
          Three Months and Six Months Ended June 28, 1998 and
          June 29, 1997                                                                     3


          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Six Months Ended June 28, 1998 and June 29, 1997                                  4


          Notes to Condensed Consolidated Financial Statements (Unaudited)                  5


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             7


PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders                               9


Item 6.   Exhibits and Reports on Form 8-K                                                  9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                     June 28,           December 28,
                                                       1998                 1997
                                                    (Unaudited)            (Note)
                                                    -----------         ------------
(In thousands)
Assets
Current assets:
  Cash and cash equivalents                           $ 8,493             $ 6,674
  Inventories                                             372                 311
  Prepaid expenses and other                              289                 360
  Investments                                           2,829               9,830
  Deferred income taxes                                   151                 111
                                                      -------             -------
Total current assets                                   12,134              17,286

Investments                                            12,333              11,402
Net property and equipment                             13,282               9,419
Deferred franchise and development cost, net            2,642               1,308
Other assets                                            4,371                 868
                                                      -------             -------
Total assets                                          $44,762             $40,283
                                                      =======             =======
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                    $   677             $   525
  Accrued expenses                                      3,364               2,420
  Notes payable                                           600                   -
                                                      -------             -------
Total current liabilities                               4,641               2,945

Deferred income taxes                                     721                 531

Stockholders' equity:
  Common stock                                             58                  58
  Additional paid-in capital                           32,332              32,197
  Retained earnings                                     7,010               4,552
                                                      -------             -------
Total stockholders' equity                             39,400              36,807
                                                      -------             -------

Total liabilities and stockholders' equity            $44,762             $40,283
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

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                                      Three Months Ended           Six Months Ended
                                                                     June 28,     June 29,        June 28,    June 29,
                                                                       1998         1997            1998        1997
                                                                     --------     --------        --------    --------
(In thousands, except per share amounts)
Restaurant sales                                                      $16,499      $11,985         $30,717     $22,591

Restaurant operating expenses:
  Cost of sales                                                         5,222        3,825           9,707       7,198
  Salaries and benefits                                                 4,390        3,077           8,173       5,792
  Other operating expenses                                              3,877        2,899           7,236       5,380
  Depreciation and amortization                                           471          307             871         600
                                                                      -------      -------         -------     -------
                                                                       13,960       10,108          25,987      18,970
                                                                      -------      -------         -------     -------

Restaurant operating income                                             2,539        1,877           4,730       3,621
General and administrative expenses                                       855          715           1,575       1,280
                                                                      -------      -------         -------     -------
Operating income                                                        1,684        1,162           3,155       2,341


Other income                                                              241          168             513         324
                                                                      -------      -------         -------     -------

Income before income taxes                                              1,925        1,330           3,668       2,665
Income tax expense                                                        635          468           1,210         882
                                                                      -------      -------         -------     -------
Net income                                                            $ 1,290      $   862         $ 2,458     $ 1,783
                                                                      =======      =======         =======     =======

Net income per share - Basic                                          $  0.22                      $  0.42
                                                                      =======                      =======
Net income per share - Diluted                                        $  0.22                      $  0.41
                                                                      =======                      =======
Weighted average shares outstanding - Basic                             5,787                        5,785
                                                                      =======                      =======
Weighted average shares outstanding - Diluted                           5,957                        5,933
                                                                      =======                      =======

Pro forma information:
Income before income taxes                                                         $ 1,330                     $ 2,665
Pro forma income tax expense                                                           489                         979
                                                                                   -------                     -------
Pro forma net income                                                               $   841                     $ 1,686
                                                                                   =======                     =======

Pro forma net income per share - Basic                                             $  0.17                     $  0.33
                                                                                   =======                     =======
Pro forma net income per share - Diluted                                           $  0.16                     $  0.33
                                                                                   =======                     =======
Weighted average shares outstanding - Basic                                          5,054                       5,059
                                                                                   =======                     =======
Weighted average shares outstanding - Diluted                                        5,169                       5,180
                                                                                   =======                     =======

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Six Months Ended
                                                                          June 28,             June 29,
                                                                            1998                 1997
                                                                          --------             --------
(In thousands)
Cash Flows from Operating Activities
  Net cash provided by operating activities                               $ 4,196             $ 2,321

Cash Flows from Investing Activities
  Acquisitions                                                             (5,734)                  -
  Purchases of property, equipment, franchise and development fees         (3,448)             (1,742)
  Maturity (Purchases) of investments                                       6,070                (378)
                                                                          -------             -------
    Net cash used in investing activities                                  (3,112)             (2,120)

Cash Flows from Financing Activities
  Proceeds from exercise of stock options                                     135                   -
  Proceeds from issuance of debt                                            1,000                   -
  Payments on borrowings                                                     (400)                (70)
  Distributions paid                                                            -                (781)
                                                                          -------             -------
    Net cash provided by (used in) financing activities                       735                (851)

Net increase (decrease) in cash and cash equivalents                        1,819                (650)
Cash and cash equivalents at beginning of period                            6,674               4,076
                                                                          -------             -------
Cash and cash equivalents at end of period                                $ 8,493             $ 3,426
                                                                          =======             =======

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

June 28, 1998

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 28, 1997.

     The accompanying unaudited condensed consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiaries, (the "Company"). All significant inter-company transactions between the consolidated companies have been eliminated.

     Ohio Pizza Delivery (OPD), which was merged into the Company on June 5, 1997 operated as an S corporation from January 1, 1995 through June 5, 1997, when its S corporation election was terminated. As a result, OPD was not subject to federal or state income taxes before June 5, 1997. However, OPD was subject to local income taxes.

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

Note 4 - Business Combinations

     In May, 1998, the Company acquired a 22 restaurant Papa John's territory in Southern Louisiana, which included nine existing restaurants, five restaurants under development, and development rights for eight additional restaurants. The purchase price was $4.3 million in cash and a short term note payable to sellers, plus the assumption of $1.4 million of debt which was immediately retired. The above acquisition was with certain directors and officers, including the Chairman of the Board and Chief Executive Officer. The above business combination was accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date were included in the Company's financial statements.

Note 5 - PJ Utah, LLC

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

Note 6 - Central California Development Territory

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Restaurant Sales. Restaurant sales increased 38% to $16.5 million for the three months ended June 28, 1998 from $12.0 million for the comparable period in 1997, and 36% to $30.7 million for the six months ended June 28, 1998, from $22.6 million for the comparable period in 1997. These increases were primarily due to a 44% and 40% increase in the number of equivalent restaurants open during the three and six months ended June 28, 1998, respectively, as compared to 1997. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 4.1% and 5.0% in the three and six months ended June 28, 1998, respectively, over the comparable periods in 1997.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 31.6% for the three and six months ended June 28, 1998, respectively, from 31.9% for the comparable periods in 1997. This decrease is primarily attributable to a slight shallowing of discounts, and lower meat topping prices, partially offset by higher cheese prices.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased as a percentage of restaurant sales to 26.6% for the three and six months ended June 28, 1998, respectively, from 25.7% and 25.6%, respectively, for the comparable periods in 1997. These increases in salaries and benefits as a percentage of restaurant sales were primarily due to the increase in minimum wage in September, 1997, and the increase in the proportion of newer restaurants opened or acquired.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, pre-opening expenses and advertising expenses. Other operating expenses decreased as a percentage of restaurant sales to 23.5% and 23.6% for the three and six months ended June 28, 1998, respectively, from 24.2% and 23.8%, respectively, for the comparable periods in 1997. These decreases in other operating expenses as a percentage of restaurant sales are primarily attributable to increased leverage of expenses and increased purchasing power for various expenses.

     Depreciation and amortization was relatively consistent as a percentage of restaurant sales at 2.9% and 2.8% for the three and six months ended June 28, 1998, respectively, as compared to 2.6% and 2.7%, respectively, for the comparable periods in 1997.

     General and administrative expenses decreased as a percentage of restaurant sales to 5.2% and 5.1% for the three and six months ended June 28, 1998, respectively, from 6.0% and 5.7%, respectively, for the comparable periods in 1997. These decreases were primarily due to the OPD merger expenses of $124,000, which were expensed in the second quarter of 1997.

     Other Income. Other income which consists primarily of investment income increased $.1 million and $.2 million for the three and six months ended June 28, 1998, respectively. These increases in investment income were a result of earnings on funds received from the secondary stock offering in July, 1997. Investment balances are considered available to fund growth and acquisitions.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Capital expenditures (which include franchise and development fees) of approximately $3.4 million for the six months ended June 28, 1998, were primarily funded by cash flow from operations.

     Cash flow from operations increased to $4.2 million for the six months ended June 28, 1998 from $2.3 million for the comparable period in 1997, primarily due to the higher level of net income for the six months of 1998.

     The Company has financed its operations principally from cash provided by operating activities and proceeds from its recent stock offerings. The Company received net proceeds of $12.2 million from a secondary stock offering in July, 1997, which were used to fund capital expenditures or were held in various investments.

     Capital expenditures, excluding purchases of existing franchisees, are expected to be approximately $6.0 million for all of 1998. Approximately $4.5 million is expected to be for restaurant development and existing restaurant improvements, $.5 million for commissary improvements and equipment, and $1.0 million for general and administrative land, building, and improvements. In May, 1998, the Company acquired a 22 restaurant Papa John's territory in Southern Louisiana, which included nine existing restaurants, five restaurants under development and development rights for eight additional restaurants. The acquisition purchase price utilized approximately $5.7 million in cash.

     The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at June 28, 1998 include $23.7 million of cash and investments. The Company plans to fund its capital expenditures through 1998 from available cash and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 20, 1998 at the Hyatt Regency, 320 West Jefferson Street, Louisville, Kentucky at 11:00 am
(EDT).

     At the meeting, the Company's stockholders elected Richard F. Sherman, Frank O. Keener, and Douglas S. Stephens to serve as directors until the 2001 Annual Meeting of Stockholders. Mr. Sherman, Mr. Keener and Mr. Stephens received affirmative votes of 4,784,470, 4,784,270, and 4,784,570, respectively, and abstained votes 200, 400, and 100, respectively. The Company's other directors continue to serve in accordance with their previous elections: through 1999 - Martin T. Hart and Michael M. Fleishman; and through 2000 - Stephen P. Langford and Charles W. Schnatter.

     The Company's stockholders also ratified an amendment to the Company's 1996 Non-Employee Directors Stock Incentive Plan by a vote of 4,561,555 affirmative to 219,150 negative and 3,965 abstention votes.

     The Company's stockholders also ratified the selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 27, 1998, by a vote of 4,783,570 affirmative to 1,100 abstention votes.

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


         There were no reports filed on Form 8-K during the quarterly period ended June 28, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PJ AMERICA, INC.

Date: July 24, 1998                               /s/ D. Ross Davison
                                     -------------------------------------------
                                                      D. Ross Davison
                                      Vice President, Chief Financial Officer
                                     and Treasurer (Principal Financial Officer)