Form 10-Q
period 1998-09-27
PJ AMERICA INC
filed 1998-10-23
CIK 1021723

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 27, 1998

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

     At October 19, 1998, there were 5,737,185 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX



PART I.   FINANCIAL INFORMATION                                             Page No.
                                                                            --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited)
          September 27, 1998 and December 28, 1997                               2

          Condensed Consolidated Statements of Income (Unaudited)
          Three Months and Nine Months Ended September 27, 1998 and
          September 28, 1997                                                     3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          Nine Months Ended September 27, 1998 and September 28, 1997            4

          Notes to Condensed Consolidated Financial Statements (Unaudited)       5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  7


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                      10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    PJ AMERICA, INC. AND SUBSIDIARIES
  Condensed Consolidated Balance Sheets



                                               September 27,         December 28,
                                                   1998                  1997
                                                (Unaudited)             (Note)
                                              --------------        --------------
(In thousands)
Assets
Current assets:
     Cash and cash equivalents                   $   6,811             $   6,674
     Inventories                                       425                   311
     Prepaid expenses and other                         18                   360
     Investments                                     5,656                 9,830
     Deferred income taxes                             151                   111
                                                 ---------             ---------
Total current assets                                13,061                17,286

Investments                                          7,709                11,402
Net property and equipment                          17,003                 9,419
Deferred franchise and development
 costs, net                                          3,362                 1,308
Other assets                                         4,938                   868
                                                 ---------             ---------

Total assets                                     $  46,073             $  40,283
                                                 =========             =========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                            $     240             $     525
     Accrued expenses                                3,726                 2,420
     Notes payable                                     600                    -
                                                 ---------             ---------
Total current liabilities                            4,566                 2,945

Deferred income taxes                                  821                   531

Stockholders' equity:
     Common stock                                       58                    58
     Additional paid-in capital                     32,348                32,197
     Retained earnings                               8,280                 4,552
                                                 ---------             ---------
Total stockholders' equity                          40,686                36,807
                                                 ---------             ---------

Total liabilities and stockholders'
 equity                                          $  46,073             $  40,283
                                                 =========             =========

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

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                         Three Months Ended                Nine Months Ended
                                                       Sept 27,      Sept 28,          Sept 27,        Sept 28,
                                                         1998          1997              1998            1997
                                                      ----------    ----------        -----------     -----------
(In thousands, except per share amounts)
Restaurant sales                                      $   17,789    $   11,890        $    48,506     $    34,481

Restaurant operating expenses:
     Cost of sales                                         5,775         3,742             15,483          10,940
     Salaries and benefits                                 4,735         3,127             12,908           8,919
     Other operating expenses                              4,133         2,875             11,368           8,263
     Depreciation and amortization                           560           327              1,431             927
                                                      ----------    ----------        -----------     -----------
                                                          15,203        10,071             41,190          29,049
                                                      ----------    ----------        -----------     -----------

Restaurant operating income                                2,586         1,819              7,316           5,432
General and administrative expenses                          901           619              2,476           1,897
                                                      ----------    ----------        -----------     -----------
Operating income                                           1,685         1,200              4,840           3,535

Other income                                                 211           247                724             578
                                                      ----------    ----------        -----------     -----------

Income before income taxes                                 1,896         1,447              5,564           4,113
Income tax expense                                           626           492              1,836           1,374
                                                      ----------    ----------        -----------     -----------
Net income                                            $    1,270    $      955        $     3,728     $     2,739
                                                      ==========    ==========        ===========     ===========

Net income per share - Basic                          $     0.22    $     0.17        $      0.64
                                                      ==========    ==========        ===========
Net income per share - Diluted                        $     0.22    $     0.17        $      0.63
                                                      ==========    ==========        ===========
Weighted average shares outstanding - Basic                5,791         5,576              5,787
                                                      ==========    ==========        ===========
Weighted average shares outstanding - Diluted              5,900         5,696              5,922
                                                      ==========    ==========        ===========

Pro forma information:
Income before income taxes                                                                            $     4,113
Pro forma income tax expense                                                                                1,471
                                                                                                      -----------
Pro forma net income                                                                                  $     2,642
                                                                                                      ===========

Pro forma net income per share - Basic                                                                $      0.50
                                                                                                      ===========
Pro forma net income per share - Diluted                                                              $      0.49
                                                                                                      ===========
Weighted average shares outstanding - Basic                                                                 5,232
                                                                                                      ===========
Weighted average shares outstanding - Diluted                                                               5,352
                                                                                                      ===========

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                 Nine Months Ended
                                                             Sept 27,        Sept 28,
                                                               1998            1997
                                                            ----------      ----------
(In thousands)
Cash Flows from Operating Activities
     Net cash provided by operating activities              $    5,642      $    4,244

Cash Flows from Investing Activities
     Acquisitions                                               (9,049)         (1,582)
     Purchases of property, equipment, franchise and
       development fees                                         (5,074)         (2,812)
     Maturity (Purchases) of investments - net                   7,867         (10,726)
                                                            ----------      ----------
          Net cash used in investing activities                 (6,256)        (15,120)

Cash Flows from Financing Activities
     Proceeds from exercise of stock options                       151              -
     Proceeds from issuance of debt                              1,000              -
     Payments on borrowings                                       (400)            (70)
     Distributions paid                                             -             (781)
     Proceeds from sale of common stock                             -           12,176
                                                            ----------      ----------
          Net cash provided by (used in) financing
            activities                                             751          11,325

Net increase (decrease) in cash and cash equivalents               137             449
Cash and cash equivalents at beginning of period                 6,674           4,076
                                                            ----------      ----------

Cash and cash equivalents at end of period                  $    6,811      $    4,525
                                                            ==========      ==========

See accompanying notes.

                             PJ AMERICA, INC. AND
                                 SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

September 27, 1998

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 28, 1997.

     The accompanying unaudited condensed consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiaries (the "Company"). All significant inter-company transactions between the consolidated companies have been eliminated.

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

In September, 1998, the Company acquired a 30 restaurant Papa John's territory in Utah, which included 12 existing restaurants and development rights for 18 additional restaurants. The purchase price was $.8 million in cash plus the assumption of $2.5 million of debt, which was immediately retired. The above acquisition was with certain directors and officers, including the Chairman of the Board and Chief Executive Officer.

The above business combinations were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date were included in the Company's financial statements.

Note 5 - Deferred Pre-Opening costs - Commissary

Pre-opening costs, which represent certain expenses incurred before a new commissary facility opens, are capitalized and amortized on a straight-line basis over a period of one year from the facility's opening date.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (the "SOP") which requires adoption at the beginning of 1999. The Company's initial application of the SOP would require the write-off of deferred commissary pre-opening costs as of the date of adoption, and such write-off would be reported, on a net of tax basis, as the cumulative effect of a change in accounting principle. The Company does not expect the adoption of the SOP to significantly impact future operating results. Deferred pre-opening costs as of September 27, 1998, were approximately $150,000.

Note 6 - Portland Oregon Development Territory

In September 1998, the Company obtained Portland, Oregon and surrounding area development rights for 36 restaurants. The Company expects to open its first restaurant in this territory in the fourth quarter of 1998.

Note 7 - Common Stock Buyback of $5 Million Authorized

In September, 1998, the Board of Directors authorized the Company to purchase up to $5 million of its common stock in both open market purchases as well as private transactions. As of September 27, 1998, the Company had not made any repurchases. As of October 20, 1998, the Company had repurchased 54,500 shares at various prices totaling $.8 million.

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

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Restaurant Sales. Restaurant sales increased 50% to $17.8 million for the three months ended September 27, 1998 from $11.9 million for the comparable period in 1997, and 41% to $48.5 million for the nine months ended September 27, 1998, from $34.5 million for the comparable period in 1997. These increases were primarily due to a 53% and 45% increase in the number of equivalent restaurants open during the three and nine months ended September 27, 1998, respectively, as compared to 1997. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 4.7% and 4.6% in the three and nine months ended September 27, 1998, respectively, over the comparable periods in 1997.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, increased as a percentage of restaurant sales to 32.5% and 31.9% for the three and nine months ended September 27, 1998, respectively, from 31.5% and 31.7% respectively for the comparable periods in 1997. These increases are primarily attributable to significantly higher cheese costs in the third quarter of 1998, partially offset by a slight shallowing of discounts and lower topping prices.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits, increased as a percentage of restaurant sales to 26.6% for the three and nine months ended September 27, 1998, from 26.3% and 25.9%, respectively, for the comparable periods in 1997. These increases in salaries and benefits as a percentage of restaurant sales were primarily due to the increase in minimum wage in September, 1997, and the increase in the proportion of newer restaurants opened or acquired.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, restaurant pre-opening expenses and advertising expenses. Other operating expenses decreased as a percentage of restaurant sales to 23.2% and 23.4% for the three and nine months ended September 27, 1998, respectively, from 24.2% and 24.0%, respectively, for the comparable periods in 1997. These decreases in other operating expenses as a percentage of restaurant sales are primarily attributable to increased leverage of advertising expenses and mileage reimbursement, partially offset by slightly higher occupancy and other operating expenses for newer stores.

     Depreciation and amortization was slightly higher as a percentage of restaurant sales at 3.1% and 3.0% for the three and nine months ended September 27, 1998, respectively, as compared to 2.8% and 2.7%, respectively, for the comparable periods in 1997. These increases in depreciation as a percentage of restaurant sales are primarily attributable to goodwill amortization for acquired restaurants.

     General and administrative expenses decreased as a percentage of restaurant sales to 5.1% for the three and nine months ended September 27, 1998, from 5.2% and 5.5%, respectively, for the comparable periods in 1997. These decreases were primarily due to the OPD merger expenses of $124,000, which were expensed in the second quarter of 1997.

     Other Income. Other income which consists primarily of investment income was consistent and increased $.2 million for the nine months ended September 27, 1998. This increase in investment income was a result of earnings on funds received from the secondary stock offering in July, 1997. Investment balances are considered available to fund growth and acquisitions.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Capital expenditures (which include franchise and development fees) of approximately $5.1 million for the nine months ended September 27, 1998, were primarily funded by cash flow from operations.

     Cash flow from operations increased to $5.6 million for the nine months ended September 27, 1998 from $4.2 million for the comparable period in 1997, primarily due to the higher level of net income for the nine months of 1998.

     The Company has financed its operations principally from cash provided by operating activities and proceeds from its recent stock offerings. The Company received net proceeds of $12.2 million from a secondary stock offering in July, 1997, which were used to fund capital expenditures or were held in various investments.

     Capital expenditures, excluding purchases of existing franchisees, are expected to be approximately $7.0 million for all of 1998. Approximately $5.5 million is expected to be for restaurant development and existing restaurant improvements, $.5 million for commissary improvements and equipment, and $1.0 million for general and administrative land, building, and improvements. In May, 1998, the Company acquired a 22 restaurant Papa John's territory in Southern Louisiana, which included nine existing restaurants, five restaurants under development and development rights for eight additional restaurants. The acquisition purchase price utilized approximately $5.7 million in cash. In September , 1998, the Company acquired a 30 restaurant Papa John's territory in Utah, which included 12 existing restaurants. The acquisition purchase price utilized approximately $3.3 million in cash.

     The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at September 27, 1998 include

$20.2 million of cash and investments. The Company plans to fund its capital expenditures through 1999 from available cash and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

     The Company also may repurchase its common stock from time to time. The Company's Board has authorized a $5.0 million stock buyback. As of October 20, 1998, the Company had purchased 54,500 shares for $.8 million.

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

(b)  Current Reports on Form 8-K

     A current report on Form 8-K dated September 18, 1998 was filed announcing the Company's acquisition of the Utah restaurants, the authorization to purchase $5 million of stock, and the agreement in principle to acquire Portland, Oregon development rights.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PJ AMERICA, INC.




Date:  October 23, 1998                       /s/  D. Ross Davison
                                   -------------------------------------------
                                                 D. Ross Davison
                                         Vice President, Chief Financial
                                         Officer and Treasurer (Principal
                                                 Financial Officer)