Form 10-Q/A
period 1998-09-27
PJ AMERICA INC
filed 1999-01-21
CIK 1021723

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A
                                Amendment No. 1
                  (To include disclosure on Year 2000 issues)


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


                              2300 Resource Drive
                           Birmingham, Alabama 35242
                    (Address of principal executive offices)


                                 (205) 981-2800
              (Registrant's telephone number, including area code)

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

Impact of Year 2000

Some of the Company's older purchased software programs were written using two digits rather than four to define the applicable year. As a result, time-sensitive software or hardware recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of important administrative processes, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company completed an assessment of its computer systems and will have to modify or replace certain software and hardware so that they will function properly in the year 2000 and thereafter. Based on the Company's assessment or representations from software suppliers, or both, the Company believes the total Year 2000 project cost will be less than $25,000, and costs incurred to date have been less than $5,000. Much of the cost related to Year 2000 coincides with existing management plans to replace certain systems (principally the financial accounting system) in order to accommodate the Company's planned growth. The Company expects the new accounting system to be implemented by June 1999. The timing of implementation was not materially affected by Year 2000 concerns.

The Company believes that with the planned modifications to existing software and/or conversions to new software and hardware as described above, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on certain administrative processes but would not be expected to have a material impact on restaurant operating processes.

The Company's payroll system interfaces directly with a significant third party vendor. The Company has completed the testing and implementation of the software utilized to interface directly with this third party vendor. The Company is in the process of querying its significant vendors with respect to Year 2000 issues. Based on the responses received from vendors, the Company is not aware of any vendors with a Year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that vendors will be Year 2000 ready. The inability of vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company, although the actual impact of non-compliance by vendors is not determinable.

The Company has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in June 1999 to determine whether such contingency plans are necessary, although at this time the Company knows of no reason its Year 2000 program will not be completed in a timely manner.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PJ AMERICA, INC.




Date:  January 21, 1999                        /s/  D. Ross Davison
                                    --------------------------------------------
                                                  D. Ross Davison
                                      Vice President, Chief Financial Officer
                                    and Treasurer (Principal Financial  Officer)