Form 10-K
period 1998-12-27
PJ AMERICA INC
filed 1999-02-17
CIK 1021723

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 27, 1998

                                  OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number:  0-21587

                                PJ AMERICA, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             61-1308435
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                              2300 Resource Drive
                          Birmingham, Alabama  35242
                   ----------------------------------------
                   (Address of principal executive offices)

                                (205) 981-2800
             (Registrant's telephone number, including area code)
     --------------------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:


                                                  (Name of each exchange
     (Title of Each Class)                         on which registered)
     ---------------------                        ------------------------
             None                                           None

     Securities registered pursuant to
      Section 12(g) of the Act:
        Common Stock, $.01 par value               The Nasdaq Stock Market
     ---------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

     Yes   [X]                No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ ]

     As of February 4, 1999, there were 5,779,410 shares of the Registrant's Common Stock outstanding. The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of the Registrant at such date was $85,455,745 based on the last sale price of the Common Stock on February 4, 1999 as reported by the Nasdaq Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 1999.

================================================================================

                               TABLE OF CONTENTS

PART I
------

        Item 1.  Business
        Item 2.  Properties
        Item 3.  Legal Proceedings
        Item 4.  Submission of Matters to a Vote of Security Holders


PART II
-------

        Item 5.  Market for Registrant's Common Equity
                  and Related Stockholder Matters
        Item 6.  Selected Financial Data
        Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
        Item 7a. Qualitative and Quantitative Disclosures About Market Risk
        Item 8.  Financial Statements and Supplementary Data
        Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure


PART III
--------

        Item 10. Directors and Executive Officers of the Registrant
        Item 11. Executive Compensation
        Item 12. Security Ownership of Certain Beneficial Owners and Management
        Item 13. Certain Relationships and Related Transactions


PART IV
-------

        Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                    PART I

Item 1.  Business

General

     PJ America, Inc. (the "Company") is the largest franchisee of "Papa John's" pizza delivery and carry-out restaurants. At December 27, 1998, the Company operated 119 Papa John's restaurants in nine states and Puerto Rico. In 1998, the Company opened its first restaurants in California, Oregon, Washington and Puerto Rico. The Company also opened a commissary in Puerto Rico in December 1998. At December 27, 1998, Papa John's International, Inc. ("PJI") and its franchisees (including the Company) operated 1,889 Papa John's restaurants in 45 states, the District of Columbia and International.

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

     Focused High Quality Menu. Papa John's restaurants offer a focused menu of high quality, value-priced pizza, breadsticks and cheesesticks, as well as soft drinks. Papa John's original, medium thick crust is made from fresh dough (never frozen) produced in PJI's regional commissaries. Every pizza is prepared using real mozzarella cheese, pizza sauce made from fresh-packed tomatoes (not concentrate), a proprietary mix of savory spices and a choice of high quality meat and vegetable toppings in generous portions. The Company offers thin crust pizza in all of its markets.

     Purchasing and Distribution. PJI's commissary system supplies pizza dough and other food and paper products twice weekly to each of its franchised restaurants. PJI currently operates ten regional commissaries across the United States. PJI also operates one distribution center in Dallas, Texas. PJI expects to open new commissaries and distribution centers as PJI and its franchisees expand into new territories. PJI's commissary system enables it to closely monitor and control product quality and consistency, while lowering food and operating costs for its franchisees. All Papa John's restaurants are required to purchase a proprietary mix of savory spices and dough from PJI. Franchisees may purchase other goods from approved suppliers or PJI, which has negotiated purchasing agreements with most of its suppliers. The Company believes that these agreements enable it to benefit from volume discounts which result in prices the Company believes are below those which it could otherwise obtain. In addition, all the equipment, counters and smallwares required to open a Papa John's restaurant are available from PJI. PJI also provides layout and design services and recommends subcontractors, signage installers and telephone systems to its franchisees. Although not required to do so, the Company purchases substantially all of its food products and restaurant equipment from PJI.

     In December 1998, the Company opened its own commissary in Puerto Rico to service its Puerto Rico restaurants. The Company expects to be able to purchase product from PJI suppliers under the same terms and prices as PJI's commissaries.

     The Company is leasing the building for the commissary, and the capital investment for improvements and equipment is approximately $.8 million.

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

     Marketing Programs. The Company's restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which the Company has a significant presence, local marketing efforts are supplemented with radio and television advertising. The Company anticipates expanding television advertising in 1999, as the market penetration in its existing markets has increased.

Unit Economics

     The Company believes its unit economics are exceptional. The 73 restaurants that were open throughout the entire 1998 fiscal year generated average sales of $774,000, average cash flow (operating income plus depreciation) of $147,000 (or 19.0% of average sales) and average restaurant operating income of $126,000 (or 16.3% of average sales). Sales and profitability in the initial months of operations, historically have been lower than for mature restaurants.

     The average cash investment, including franchise fees for the 46 restaurants opened and acquired during the 1998 fiscal year was approximately $255,000, exclusive of land and pre-opening costs. The Company expects the average cash investment for restaurants to be opened in 1999 to be approximately $260,000 and anticipates that the new restaurants to be opened in 1999 will primarily be in California, Oregon, Puerto Rico, and Utah, which are all new markets for Papa John's Pizza.

Expansion and Site Selection

     The Company's growth strategy will focus on further developing the Papa John's concept through (i) building out its existing markets; (ii) acquiring and developing new territories; and (iii) strategically acquiring existing Papa John's franchisee groups and territories, if available. The Company's objective is to become the leading chain of pizza delivery restaurants in each of its targeted markets. Through a market-by-market expansion strategy focused on clustering restaurants, the Company seeks to increase consumer awareness and take advantage of operational and advertising efficiencies. During fiscal 1998, the Company opened 25 restaurants and acquired

21 restaurants. In 1999, the Company expects to open approximately 32 additional restaurants primarily in California, Oregon, Utah, and Puerto Rico. As part of its overall growth strategy, the Company intends to supplement its new restaurant development through acquisitions of existing Papa John's franchisees.

     The Company has entered into development agreements for all of its existing markets. Pursuant to such agreements, the Company is required to open 32 and 29 restaurants in 1999 and 2000, respectively.

     The Company also has a right of first refusal with a term of five years beginning September 1, 1996 to acquire from an affiliate of the Company, the operations and development rights for Papa John's restaurants in Iowa, including the Moline and Rock Island, Illinois areas (but excluding the Council Bluffs area of Iowa), in which 13 restaurants are currently open and development rights with respect to such territory provide that a total of 17 additional Papa John's restaurants will be opened through 2002. There are no agreements, however, with respect to the Company's acquisition of such territory, and there can be no assurance that such territories will be acquired. PJI has waived its right of first refusal with respect to the Company's possible acquisition of the Iowa territory described above. In addition, certain officers, directors and stockholders of the Company own interests in Papa John's franchisees that operate in certain areas in Michigan, Ohio and South Carolina. PJI has waived its right of first refusal with respect to the Company's possible acquisition of such franchisees.

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

Menu

     Papa John's restaurants offer a focused menu of high quality, value-priced pizza, breadsticks and cheesesticks, as well as soft drinks. All Papa John's original medium thick crust pizzas are prepared using fresh dough (not frozen) made from high protein wheat flour, real mozzarella cheese, pizza sauce made with fresh-packed tomatoes (not concentrate), a proprietary mix of savory spices and a choice of high quality meat and vegetable toppings in generous portions. Fresh onions, green peppers and mushrooms are chopped daily at all restaurants and are purchased from local produce suppliers. Each pizza is complemented by a container of Papa John's special garlic sauce and two pepperoncinis. The Company believes its focused menu helps create a strong identity among consumers and simplifies operations, resulting in lower operating costs, improved food quality and superior customer service. The Company offers a thin crust pizza in all of its markets.

Marketing Programs

     The Company has restaurant-level marketing programs which target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. The Company tailors its store-to-door coupons according to customer buying habits as tracked by the Company's point-of-sale computer systems used in each restaurant. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. The Company currently supplements its local marketing efforts with a limited amount of radio and television advertising. The Company anticipates expanding television advertising in 1999, as the market penetration in its existing markets has increased. The Company believes that its marketing programs are cost-effective and significantly increase Papa John's visibility among potential customers. The Company's advertising expenditures as a percentage of restaurant sales for 1998 were 6.7%.

     The Company's restaurant-level marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John's Marketing Fund, Inc. (the "Marketing Fund") for use by both PJI and its franchisees. The required Marketing Fund contribution is established from time to time by the governing board of the Marketing Fund and is currently 1.0% of restaurant sales. The maximum required contribution for PJI franchisees is 1.5% of restaurant sales and can be increased above 1.5% only upon approval by not less than 60% of Marketing Fund members. In addition, PJI may require the Company to participate in an advertising cooperative for its designated market area and to contribute a minimum amount of restaurant sales for local advertising. PJI also provides each of its franchisees with catalogs for uniforms and promotional items and pre-approved, print marketing materials that can be ordered from PJI.

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

     Training. The Company has full-time training coordinators in the Alabama, Virginia and Utah markets. In addition, PJI provides an on-site training team as needed. Each regional area supervisor and restaurant manager is required to complete PJI's two-week training program in which instruction is given on all aspects of PJI's systems and operations. The program includes classroom instruction and hands-on training at an operating Papa John's restaurant. In addition, the Company has developed a specific education and safety program for its delivery drivers.

     Point-of-Sale System. All of the Company's existing restaurants are equipped with the Papa John's PROFIT System. The Company believes that this technology increases speed and accuracy in order taking and pricing, reduces paperwork and allows the restaurant manager to better monitor and control food and labor costs. The point-of-sale system enhances restaurant-level marketing capabilities through a database that provides information on customers and their buying habits with respect to the Company's products. The Company is able to obtain current restaurant reporting information, thereby improving the speed, accuracy and efficiency of restaurant-level reporting.

     Reporting. Managers at restaurants prepare daily reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken daily. The Company's area supervisors prepare weekly profit and loss statements for each of the restaurants. The Company believes that the PROFIT System helps simplify and accelerate many of these reporting functions.

     Hours of Operation. The Company's restaurants are open seven days a week, typically from 11:00 a.m. to 12:00 midnight Sunday through Thursday, and from 11:00 a.m. to 1:30 a.m. on Friday and Saturday.

Development and Franchise Agreements

     Franchise and Development Agreements. The Company has entered into development agreements with PJI for the right to construct one or more Papa John's restaurants pursuant to a development schedule within specified geographic areas in nine states and Puerto Rico.

     Generally, a franchise agreement is executed when the Company secures a restaurant location. Each per restaurant development fee is typically credited against PJI's franchise fee, which is payable to PJI upon signing the franchise agreement for a specific location. The franchise fees payable with respect to the Company's restaurants range between $10,000 and $18,500, depending upon the date of execution of the development agreement. With respect to the Company's recent executed development agreements (California, Oregon, Puerto Rico and Utah), the Company expects to pay PJI's standard franchise fee (currently $20,000) at the time the franchise agreement is entered into.

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

     Franchise Operations. All Company restaurants are required to operate in compliance with PJI's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. The Company has full discretion to determine the prices to be charged to its customers.

     Reporting. PJI collects daily, weekly and monthly sales and other operating information from the Company. The Company has agreements with PJI permitting PJI to electronically debit the Company's bank accounts for the payment of royalties, Marketing Fund contributions and purchases from PJI. This system significantly reduces the resources needed to process payables.

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

     The Company's restaurant operations are also subject to Federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the Federal level, and the Federal government increased the Federal minimum wage in September 1997. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans With Disabilities Act of 1990, which, among other things, may require certain minor renovations to its restaurants to meet federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

     The Company has been granted by PJI the rights to enter into development agreements for Papa John's restaurants in Puerto Rico. The Company's ability to establish international operations is subject to various risks, including changing political and economic conditions, currency fluctuations, trade barriers, adverse tax consequences, and government regulations relating to, among other things, the preparation and sale of food, building and zoning requirements, wages, working conditions, and the Company's relationship with its employees. There can be no assurance that the Company will be successful in establishing its international operations or that such risks will not have a material adverse effect on the Company in the future.

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

Employees

     At February 1, 1999, the Company had approximately 4,000 employees of which approximately 3,400 were restaurant employees, approximately 540 were restaurant management and supervisory personnel and approximately 60 were corporate personnel. Most restaurant employees are part-time and are paid on an hourly basis. None of the Company's employees are currently represented by a labor union, and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Cautionary Statements

     Information provided in this Form 10-K under the captions "Business - Strategy," "- Expansion and Site Selection," "- Development and Franchise Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains, and from time to time the Company may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to: (i) the ability to upgrade the Company's infrastructure to support its operations and development plans, (ii) the ability of the Company, PJI and PJI's franchisees to expand through the opening of new restaurants which may be affected by the selection and availability of suitable restaurant locations, negotiation of suitable leases or financing terms, constraints on permitting and construction of restaurants, and the hiring, training and retention of management and other personnel, (iii) the Company's ability to acquire existing PJI's franchisees may be hindered by competition from PJI, which has a right to approve and a right of first refusal with respect to the sale of all Papa John's restaurants, (iv) the overall success of PJI, (v) the restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well established competitors with substantially greater financial and other resources than the Company, PJI and PJI's franchisees and some of these competitors have been in existence for a substantially longer period than the Company, PJI and PJI's franchisees and may be better established in the markets where restaurants operated by the Company, PJI or PJI's franchisees are, or may be, located (vi) a change in the pricing or other marketing or impact on sales and earnings at restaurants operated by the Company, PJI and PJI's franchisees,
(vii) increases in operating costs such as inflation, increased food costs, increased labor and employee benefit costs and the availability of qualified management and hourly employees, (viii) the availability of capital to the Company, PJI and PJI's franchisees and (ix) changes in governmental regulations, including further increases in the minimum wage.

Item 2.  Properties

     At December 27, 1998, the Company operated 119 Papa John's restaurants.

                                    Number of
                                   Restaurants

                  Alabama               23
                  California             4
                  Louisiana             12
                  Ohio                   9
                  Oregon                 4
                  Puerto Rico            2
                  Texas                  8
                  Utah                  14
                  Virginia              42
                  Washington             1

                  Total                119

     All but eight of the Company's restaurants are located in leased space. The initial terms of most of the Company's leases are three to five years and provide for one or more options to renew for at least one additional term. The Company's leases generally specify a fixed annual rent with fixed increases, or increases based on changes in the Consumer Price Index, at various intervals during the lease term. Generally, the leases are net leases which require the Company to pay all or a portion of the cost of insurance, maintenance and utilities.

     The Company leases approximately 7,000 square feet of corporate office space collectively in Alabama, Virginia, Kentucky and Louisiana. In December 1998, the Company completed the construction of an office building in Alabama, which it owns.

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

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the current executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company:

                                                                                   First Elected
Name                      Age     Position                                       Executive Officer
----                      ---     --------                                       -----------------
Richard F. Sherman         55     Chairman of the Board                                       1991
Douglas S. Stephens        35     President, Chief Executive Officer                          1991
D. Ross Davison            37     Vice President - Chief Financial                            1996
                                  Officer and Treasurer
James S. Riekel            39     Vice President - Regional Operations                        1993
Robert W. Curtis, Jr.      34     Vice President - Regional Operations                        1998
John D. Rose               45     Vice President - Real Estate & Development                  1998

     Richard F. Sherman has served as a director and Chairman of the Board of the Company or certain predecessors since 1991. Mr. Sherman is a private investor who has been a franchisee and a consultant to PJI since 1991. From 1993 to present, Mr. Sherman has been a director of PJI. From 1987 to 1991, Mr. Sherman was Chairman of the Board and President of Rally's Hamburgers, Inc. From 1984 to 1987, Mr. Sherman was President and a director of Church's Chicken, Inc. From 1971 to 1984, Mr. Sherman was Group Executive Vice President and director of Hardee's Food Systems, Inc. and its parent, Imasco USA, Inc. Mr. Sherman serves on the board of directors of Taco Cabana, Inc., and Reed's Jewelers, Inc.

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

     D. Ross Davison has served as Vice President - Chief Financial Officer and Treasurer of the Company since 1996. From 1985 to 1996, Mr. Davison was with Arthur Andersen, LLP, an international professional services firm, and his most recent position was Senior Manager. From 1983 to 1985, Mr. Davison was with Cotton and Allen, P.S.C., a certified public accounting firm. Mr. Davison is a licensed Certified Public Accountant.

     James S. Riekel has served as Vice President - Regional Operations of the Company or certain predecessors since 1992. From 1983 to 1992, Mr. Riekel was with Domino's Pizza, Inc., where his most recent position was Regional Operations Director.

     Robert W. Curtis, Jr. was elected Vice President - Regional Operations of the Company in 1998. Mr. Curtis served as Senior Operations Director of Alabama from 1993 to 1998. Mr. Curtis has worked for Domino's Pizza (8 years) and Papa John's International, Inc. (2 years).

     John D. Rose has served as Vice President - Real Estate and Development since August 1998. From 1996 to 1998, Mr. Rose was Vice President of Real Estate for Famous Dave's of America. From 1992 to 1996 Mr. Rose held various positions in the real estate department of PJI.

                                    PART II


Item 5.         Market for Registrant's Common Equity and Related Stockholder
                  Matters

Item 6.         Selected Financial Data

Item 7.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

Item 7a.        Qualitative and Quantitative Disclosures About Market Risk

                N/A

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

                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock has traded on the Nasdaq National Market System under the trading symbol "PJAM" since October 25, 1996. At February 4, 1999, there were approximately 70 record holders of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock for the quarters indicated, as reported by the Nasdaq National Market
System:

              1998
          Quarter Ended       High       Low
          -------------       ----       ---

          First Quarter      $18.63     $14.50
          Second Quarter     $21.50     $17.50
          Third Quarter      $21.38     $13.25
          Fourth Quarter     $20.50     $13.25


              1997
          Quarter Ended       High       Low
          -------------       ----       ---

          First Quarter      $19.25     $14.00
          Second Quarter     $18.88     $12.13
          Third Quarter      $18.75     $15.13
          Fourth Quarter     $17.88     $13.25

Since its initial public offering of common stock in October 1996, the Company has not paid dividends on its common stock, and has no plans to do so in the foreseeable future.

Item 6.   Selected Financial Data (In thousands, except per share data)

                                                                          FOR THE YEARS ENDED (1)
                                                       -------------------------------------------------------------
                                                        (2)(4)      (2)(3)(4)     (2)(3)(4)       (4)
                                                       Dec. 25,     Dec. 31,      Dec. 29,      Dec. 28,     Dec. 27,
                                                         1994         1995          1996          1997         1998
                                                       -------------------------------------------------------------
Restaurant sales                                        $6,415       $16,744       $24,550      $48,128      $68,586
Cost and expenses:
     Cost of sales                                       2,098         5,630         8,064       15,251       22,153
     Salaries and benefits                               1,677         4,158         6,113       12,508       18,272
     Other operating expenses                            1,481         3,820         5,833       11,535       15,971
     General and administrative expenses                   433           887         1,402        2,558        3,466
     Depreciation and amortization                         172           393           628        1,302        2,078
                                                       -------------------------------------------------------------
          Total costs and expenses                       5,861        14,888        22,040       43,154       61,940
                                                       -------------------------------------------------------------
Operating income                                           554         1,856         2,510        4,974        6,646
Other income (expense), net                                (22)          (78)           11          864          916
                                                       -------------------------------------------------------------
Income before income taxes                                 532         1,778         2,521        5,838        7,562
Provision for income taxes                                 194           684           941        2,040        2,495
                                                       -------------------------------------------------------------
     Net income                                         $  338        $1,094       $ 1,580      $ 3,798      $ 5,067
                                                       =============================================================

     Net income per share - Basic                                     $ 0.52       $  0.61      $  0.71      $  0.88
                                                                      ----------------------------------------------
     Net income per share - Diluted                                   $ 0.52       $  0.61      $  0.69      $  0.86
                                                                      ==============================================
     Weighted average shares outstanding - Basic                       2,120         2,583        5,369        5,777
                                                                      ----------------------------------------------
     Weighted average shares outstanding - Diluted                     2,120         2,610        5,483        5,919
                                                                      ===============================================

Balance sheet data (end of period):
     Total assets                                       $1,655        $3,628       $23,614      $40,283      $48,813
     Total debt, including current maturities              427         1,071            70          -            -
     Stockholders' equity                                  995         1,885        21,518       36,807       41,746

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

(4) Net income reflects a pro forma provision for income taxes assuming the Company's predecessors and OPD were C corporations rather than S corporations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is the largest franchisee of Papa John's pizza delivery and carry-out restaurants. At December 27, 1998, the Company owned and operated 119 Papa John's restaurants in nine states and Puerto Rico.

     The Company succeeded to the businesses of five PJI franchisees ("Predecessor Companies") on October 30, 1996 concurrent with the closing of the Company's IPO.

     On June 5, 1997, a subsidiary of the Company merged with OPD acquiring eight Papa John's restaurants in the Akron, Ohio area. This transaction was accounted for as a pooling of interests and accordingly, the financial statements for 1996 have been restated.

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

     The average cash investment including franchise fees for the 46 restaurants opened or acquired during 1998 was approximately $255,000 (25 openings, and 21 acquired), exclusive of land and pre-opening costs. The Company expects the average cash investment for restaurants opened in 1999 to be approximately $260,000. The expected increase in the unit cost is primarily due to a higher proportion of free-standing units and higher construction costs in California, Oregon and Puerto Rico.

     The Company believes its expansion strategy has contributed to obtaining higher average restaurant sales than the Papa John's franchise system. For restaurants open throughout 1998, average sales in 1998 were $774,000, compared to average sales in 1997 of $773,000, with the restaurant base increasing 59% (from 46 restaurants to 73 restaurants).

     The Predecessor Companies operated as S corporations until October 29, 1996. As such, the earnings of the Predecessor Companies were taxed for federal and state income tax purposes directly to the Predecessor Companies' stockholders. Beginning October 30, 1996, the Company became subject to corporate level income taxes (June 5, 1997 for OPD).

1998 Compared to 1997

     Restaurant Sales. Restaurant sales increased 43% to $68.6 million in 1998, from $48.1 million in 1997. This increase was primarily due to a 47% increase in the number of equivalent restaurants open during 1998 as compared to 1997. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 4.5% in 1998 over 1997, for restaurants open throughout both years.

     Costs and Expenses. Cost of sales, which consists of food, beverage, and paper costs, increased $6.9 million, and increased as a percentage of restaurant sales to 32.3% in 1998 from 31.7% in 1997. This percentage increase is primarily attributable to significantly higher average cheese costs in the second half of 1998, partially offset by a slight shallowing of discounts.

     Salaries and benefits, which consist of all store level employee wages, taxes and benefits, increased $5.8 million, and increased as a percentage of restaurant sales to 26.6% in 1998 from 26.0% in 1997. The percentage increase was primarily due to the increase in the minimum wage in September 1997, and a higher proportion of new restaurant openings in 1998.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, and advertising expenses. Other operating expenses increased $4.4 million, and decreased as a percentage of restaurant sales to 23.3% in 1998 compared to 24.0% in 1997. This percentage decrease is primarily due to increased leverage of advertising expenses, mileage reimbursement and insurance expense, partially offset by higher occupancy and other operating expenses for newer restaurants.

     General and administrative expenses increased $.9 million and decreased as a percentage of restaurant sales to 5.1% in 1998 from 5.3% in 1997.

     Depreciation and amortization increased by $.8 million, and increased slightly as a percentage of restaurant sales to 3.0% in 1998 from 2.7% in 1997. The dollar and percentage increases were primarily due to goodwill amortization of acquired restaurants in late 1997 and 1998, and the higher proportion of new restaurant openings.

     Other Income. Other income, consisting primarily of investment income, was consistent at $.9 million. Investment balances are considered available to fund growth and acquisitions.

1997 Compared to 1996

     Restaurant Sales. Restaurant sales increased 96% to $48.1 million in 1997, from $24.6 million in 1996. This increase was primarily due to a 109% increase in the number of equivalent restaurants open during 1997 as compared to 1996 (acquisition of 25 Virginia restaurants on October 30, 1996). Also, comparable sales increased 6.9% in 1997 over 1996, for restaurants open throughout both years.

     Costs and Expenses. Cost of sales, which consists of food, beverage, and paper costs, increased $7.2 million, but decreased as a percentage of restaurant sales to 31.7% in 1997 from 32.8% in 1996. This percentage decrease is primarily attributable to lower average cheese costs in 1997 as compared to 1996.

     Salaries and benefits, which consist of all store level employee wages, taxes and benefits, increased $6.4 million, and increased as a percentage of restaurant sales to 26.0% in 1997 from 24.9% in 1996. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to increases in the minimum wage in October 1996 and September 1997, partially offset by improved labor utilization.

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

     Other Income. Other income, consisting primarily of investment income, increased $.9 million. The increase in investment income was a result of earnings on funds received from the IPO in October 1996 and the secondary stock offering in July 1997.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Total capital expenditures (which include franchise and development fees) for 1998 were approximately $10.0 million, primarily for the opening of restaurants, commissary assets, and an office building. In addition, the Company acquired 21 restaurants, construction in process, development territory (31 additional restaurants) and other assets for cash from other Papa John's franchisees for $9.0 million.

     Cash provided by operating activities was $9.5 million, $6.5 million, and $3.7 million in 1998, 1997, and 1996, respectively. The increases are primarily the result of higher net income and depreciation and amortization.

     The Company has financed its operations principally from cash provided by operating activities and proceeds from stock offerings. The Company received $19.2 million in net cash proceeds from its IPO in October 1996. As a result of the IPO, the Company used approximately $2.0 million of the IPO proceeds to fund final S corporation distributions to stockholders, $1.6 million to retire stockholder indebtedness, and $2.0 million to retire bank indebtedness. The remaining net proceeds were used to fund capital expenditures in 1996 or were held in various investments. The Company also received net proceeds of $12.2 million from a secondary stock offering in July, 1997, which were used to fund capital expenditures or were held in various investments.

     Capital expenditures are expected to be approximately $9 million for 1999, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at December 27, 1998 include $18.4 million of cash and investments. The Company plans to fund its capital expenditures through 1999 from available cash, investments, and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

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

The Company has completed an assessment of its computer systems and will have to modify or replace certain software and hardware so that they will function properly in the year 2000 and thereafter. Based on the Company's assessment or representations from software suppliers, or both, the Company believes the total Year 2000 project cost will be less than $25,000 and costs incurred to date have been less than $5,000. Much of the cost related to Year 2000 coincides with existing management plans to replace certain systems (principally the financial accounting system) in order to accommodate the Company's planned growth. The Company expects the new accounting system to be implemented by June 1999. The timing of implementation was not materially affected by Year 2000 concerns.

The Company believes that with the planned modifications to existing software and/or conversions to new software and hardware as described above, the Year 2000 issue will not pose significant operational problems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on certain administrative processes, but would not be expected to have a material impact on restaurant operating processes.

The Company's payroll system interfaces directly with a significant third party vendor. The Company has completed the testing and implementation of the Year 2000 compliant software utilized to interface directly with this third party vendor. The Company is in the process of querying its significant vendors with respect to Year 2000 issues. Based on the responses received from vendors, the Company is not aware of any vendors with a Year 2000 issue that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that vendors will be Year 2000 ready. The inability of vendors to complete their Year 2000 resolution process in a timely fashion could materially impact the Company, although the actual impact of non-compliance by vendors is not determinable.

The Company has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of completion in June 1999 to determine whether such contingency plans are necessary, although at this time the Company knows of no reason its Year 2000 program will not be completed in a timely manner.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

N/A

Item 8.  Financial Statements and Supplementary Data

The following table sets forth the percentage relationship to restaurant sales for certain income statement data for the Company:

                                                                       For the Years Ended (1)
                                                               ----------------------------------------
                                                                  Dec. 29,       Dec. 28,    Dec. 27
                                                               1996 (2)(3)(4)    1997(4)      1998
                                                               ----------------------------------------
Restaurant sales                                                        100.0%    100.0%      100.0%
Cost and expenses:
  Cost of sales                                                          32.8      31.7        32.3
  Salaries and benefits                                                  24.9      26.0        26.6
  Other operating expenses                                               23.8      24.0        23.3
  General and administrative expenses                                     5.7       5.3         5.1
  Depreciation and amortization                                           2.6       2.7         3.0
                                                               ----------------------------------------
    Total costs and expenses                                             89.8      89.7        90.3
                                                               ----------------------------------------
Operating income                                                         10.2      10.3         9.7
Other income                                                                -       1.8         1.3
                                                               ----------------------------------------
Income before income taxes                                               10.2      12.1        11.0
Provision for income taxes                                                3.8       4.2         3.6
                                                               ----------------------------------------
Net income                                                                6.4%      7.9%        7.4%
                                                               ========================================

Restaurant data - the Company (5):                                       1996      1997        1998
                                                               ----------------------------------------
  Percentage change in comparable restaurant sales                        4.7%      6.9%        4.5%
  Average sales for restaurants open for
   full year (in thousands)                                             $ 721     $ 773       $ 774
                                                               ========================================
Number of restaurants:
  Beginning of year                                                        39        46          73
  Opened                                                                    7        11          25
  Acquired                                                                  -        16          21
                                                               ----------------------------------------
  End of year                                                              46        73         119
                                                               ========================================

(1) The Company operates on a 52-53 week year ending on the last Sunday in December each year. All years presented are 52 week years.

(2) Fiscal 1996 includes the Virginia Group from the date of acquisition (October 30, 1996), which was simultaneous with the closing of the IPO.

(3) Fiscal 1996 represents the results of operations of the Company restated to give retroactive effect to the merger with OPD on June 5, 1997, which was accounted for as a pooling of interests, as if the merger had occurred at the beginning of fiscal 1996.

(4) Net income reflects a pro forma provision for income taxes assuming the Company's predecessors and OPD were C corporations rather than S corporations for each period.

(5) Includes all restaurants included in the IPO as if they were operated by the Company for 1996.

             Index to Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Audited Consolidated Financial Statements

Consolidated Balance Sheets as of December 28, 1997 and December 27, 1998.. 22

Consolidated Statements of Income for the Years Ended December 29, 1996,
     December 28, 1997 and December 27, 1998............................... 23

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 29, 1996, December 28, 1997 and December 27, 1998............ 24

Consolidated Statements of Cash Flows for the Years Ended
December 29, 1996, December 28, 1997 and December 27, 1998................. 25

Notes to Consolidated Financial Statements................................. 26

Report of Management....................................................... 41

Report of Independent Auditors............................................. 42

                       PJ AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                Dec. 28,   Dec. 27,
(In thousands, except per share data)                             1997       1998
                                                                --------   --------
                           ASSETS
Current assets:
    Cash and cash equivalents                                   $ 6,674    $ 5,026
    Inventories                                                     311        549
    Prepaid expenses and other                                      360        264
    Investments                                                   9,830      8,305
    Deferred income taxes                                           111        151
                                                                -------    -------

        Total current assets                                     17,286     14,295
Investments                                                      11,402      5,041
Net property and equipment                                        9,419     21,146
Deferred franchise and development costs, net of accumulated
  amortization of $149 in 1997 and $248 in 1998                   1,308      3,546
Goodwill, net of accumulated amortization of $10 in 1997 and
  $132 in 1998                                                      731      4,576
Other assets                                                        137        209
                                                                -------    -------
        Total assets                                            $40,283    $48,813
                                                                =======    =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                            $   525    $   508
    Accounts payable - PJI                                            -      1,345
    Accrued expenses                                              2,420      4,263
                                                                -------    -------
          Total current liabilities                               2,945      6,116

Deferred income taxes                                               531        951

Stockholders' equity:
    Preferred stock ($1.00 par value per share; authorized
      1,000 shares, no shares issued and outstanding)                 -          -
    Common stock ($.01 par value per share; authorized
      20,000 shares; issued and outstanding shares of 5,782
      in 1997 and 5,772 in 1998)                                     58         58
    Additional paid-in-capital                                   32,197     32,565
    Retained earnings                                             4,552      9,123
                                                                -------    -------
        Total stockholders' equity                               36,807     41,746
                                                                -------    -------
        Total liabilities and stockholders' equity              $40,283    $48,813
                                                                =======    =======

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                      For the Years Ended
                                                 ------------------------------
                                                 Dec. 29,   Dec. 28,   Dec. 27,
                                                   1996       1997       1998
                                                 --------   --------   --------
(In thousands, except per share amounts)
Restaurant sales                                  $24,550    $48,128    $68,586
Restaurant operating expenses:
    Cost of sales                                   8,064     15,251     22,153
    Salaries and benefits                           6,113     12,508     18,272
    Other operating expenses                        5,833     11,535     15,971
    Depreciation and amortization                     628      1,302      2,078
                                                  -------    -------    -------
                                                   20,638     40,596     58,474
                                                  -------    -------    -------

Restaurant operating income                         3,912      7,532     10,112
General and administrative expenses                 1,402      2,558      3,466
                                                  -------    -------    -------

Operating income                                    2,510      4,974      6,646
Other income                                           11        864        916
                                                  -------    -------    -------
Income before income taxes                          2,521      5,838      7,562
Income tax expense                                    250      1,943      2,495
                                                  -------    -------    -------
Net income                                        $ 2,271    $ 3,895    $ 5,067
                                                  =======    =======    =======

Net income per share - Basic                                            $  0.88
                                                                        =======
Net income per share - Diluted                                          $  0.86
                                                                        =======
Weighted average shares outstanding - Basic                               5,777
                                                                        =======
Weighted average shares outstanding - Diluted                             5,919
                                                                        =======

Pro forma income data (unaudited) (Note 4):
Historical income before income tax expense       $ 2,521    $ 5,838
Pro forma income tax expense                          941      2,040
                                                  -------    -------
Pro forma net income                              $ 1,580    $ 3,798
                                                  =======    =======

Pro forma net income per share:
    Basic                                         $  0.61    $  0.71
                                                  =======    =======
    Diluted                                       $  0.61    $  0.69
                                                  =======    =======
Weighted average shares outstanding:
    Basic                                           2,583      5,369
                                                  =======    =======
    Diluted                                         2,610      5,483
                                                  =======    =======


                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Common Stock   Additional               Total
                                                              --------------   Paid-In    Retained  Stockholders'
                                                              Shares  Amount   Capital    Earnings     Equity
                                                              ---------------------------------------------------
(In thousands)

Balance, December 31, 1995                                        1    $ 3     $   447     $ 1,435     $ 1,885
    Net income                                                    -      -           -       2,271       2,271
    S corporation distributions                                   -      -           -      (4,099)     (4,099)
    Stock splits and changes in par and authorized shares     1,769     15         (15)          -           -
    Change in par value applicable merger with OPD              277      2          (2)          -           -
    Issuance of common stock (net of issuance costs)          1,755     18      19,224           -      19,242
    Acquisition of Virginia group                             1,230     12         291       1,832       2,135
    Issuance of warrant to PJI                                    -      -          84           -          84
                                                              ------------------------------------------------

Balance, December 29, 1996                                    5,032     50      20,029       1,439      21,518
    Net income                                                    -      -           -       3,895       3,895
    S corporation distributions - OPD                             -      -           -        (782)       (782)
    Issuance of common stock (net of issuance costs)            750      8      12,168           -      12,176
                                                              ------------------------------------------------
Balance, December 28, 1997                                    5,782     58      32,197       4,552      36,807
    Net income                                                    -      -           -       5,067       5,067
    Proceeds from exercise of stock options                      45      -         675           -         675
    Repurchases of common stock                                 (55)     -        (307)       (496)       (803)
                                                              ------------------------------------------------
Balance, December 27, 1998                                    5,772    $58     $32,565      $9,123     $41,746
                                                              ================================================


                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            For the Years Ended
                                                       ------------------------------
                                                       Dec. 29,   Dec. 28,   Dec. 27,
                                                         1996       1997       1998
                                                       ------------------------------
Operating activities:
Net income                                             $  2,271   $  3,895   $  5,067
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                               628      1,302      2,078
Deferred income taxes                                       (33)       453        380
Changes in operating assets and liabilities:
    Inventories                                             (69)       (82)      (140)
    Prepaid expenses and other                              130          8         31
    Accounts payable                                       (143)       336       (127)
    Accrued expenses                                        879        654        402
    Accounts payable - PJI                                    -          -      1,345
    Other                                                     -          -        362
Other assets                                                 (6)       (35)        53
                                                       ------------------------------
Net cash provided by operating activities                 3,657      6,531      9,451

Investing Activities:
Purchases of property, equipment franchise and
  development fees                                       (1,385)    (4,462)   (10,005)
Purchases of investments                                (12,058)   (50,550)   (36,154)
Proceeds from maturity of investments                         -     41,376     44,040
Purchase of Virginia Group                                  985          -          -
Purchase of PJ Louisiana and PJ Utah                          -     (1,621)    (9,049)
Other                                                        81          -          -
                                                       ------------------------------
Net cash used in investing activities                   (12,377)   (15,257)   (11,168)

Financing Activities:
Proceeds from bank borrowings                             1,065          -          -
Proceeds from issuance of common stock                   19,242     12,176          -
Proceeds from exercise of stock options                       -          -        675
Repurchases of common stock                                   -          -       (803)
Payments on bank borrowings                              (2,423)       (70)         -
Issuance of (payments on) stockholder notes              (1,496)         -        197
Distributions paid - S Corporation                       (4,099)      (782)         -
                                                       ------------------------------
Net cash provided by financing activities                12,289     11,324         69
                                                       ------------------------------

Net increase (decrease) in cash and cash equivalents      3,569      2,598     (1,648)
Cash and cash equivalents at beginning of year              507      4,076      6,674
                                                       ------------------------------
Cash and cash equivalents at end of year               $  4,076   $  6,674   $  5,026
                                                       ==============================

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation, Description of Business, and Reorganization

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiaries (the Company). All significant inter-company transactions between the consolidated companies have been eliminated. Prior to the Company's initial public offering (the "Offering") and reorganization in October 1996, the Company's financial statements represented the combined financial position, results of operations and cash flows of Extra Cheese, Inc. (Extra Cheese), Textra Cheese Corp. (Textra) and Twice the Cheese, Inc. (Twice), collectively referred to herein as the "Alabama Group." Those financial statements excluded the combined financial position of PJVA, Inc. and PJV, Inc., collectively referred to as the "Virginia Group" prior to their acquisition on October 30, 1996 (See Note 6). These consolidated financial statements have been restated to give retroactive effect to the merger with Ohio Pizza Delivery Co. (OPD), on June 5, 1997, in a transaction accounted for as a pooling of interests as if the merger had occurred at the beginning of fiscal 1995. (See Note 4).

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

     Pro forma information for the years ended December 29, 1996 and December 28, 1997 have been presented as if the Alabama Group and OPD had been treated as C corporations rather than S corporations, with assumed effective income tax rates of 36.5% and 41%, respectively.

Description of Business

     The Company operates pizza delivery and carry-out restaurants under the trademark "Papa John's" in nine states and Puerto Rico. At December 27, 1998, the Company operated 119 restaurants.

Reorganization

     The Company was formed in August 1996, to succeed to the businesses of five Papa John's International, Inc. (PJI) franchisees. Extra Cheese entered into an Agreement dated June 10, 1996, as amended on July 10, 1996, and a Plan of Merger with Twice, Textra, PJVA, Inc. and PJV, Inc., pursuant to which all such corporations agreed to be merged into PJ Cheese, Inc. (PJ Cheese), a wholly-owned subsidiary of Extra Cheese, in exchange for shares of common stock of Extra Cheese. On October 30, 1996, concurrent with the completion of the Offering (i) all such

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


1.  Basis of Presentation, Description of Business, and Reorganization
    (continued)

corporations merged into PJ Cheese; (ii) Extra Cheese contributed to PJ Cheese all of the assets of Extra Cheese relating to its restaurants, with PJ Cheese assuming all of Extra Cheese's liabilities relating thereto; and (iii) Extra Cheese merged into the Company with the stockholders of Extra Cheese receiving an aggregate of 3,000,000 shares of common stock of the Company (the "Reorganization"). Accordingly, the Company is the parent of PJ Cheese, and PJ Cheese owns all of the Papa John's restaurants which were owned by Extra Cheese, Textra, Twice, PJVA, Inc. and PJV, Inc. (collectively, the "Predecessor Companies").

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

Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years for restaurant, commissary, and other equipment, 20 to 25 years for restaurant buildings and improvements, and 40 years for the Company's office building. Leasehold improvements are amortized over the terms of the respective leases, including the first renewal period (generally five to ten years). Normal repair and maintenance costs are expensed as incurred.

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

Development and Franchise Fees

     Development fees paid by the Company to PJI (or for the acquisition of another franchisee territory) for the right to open a certain number of restaurants in a geographic area are deferred and amortized to expense on a pro rata basis as each restaurant is opened. Franchise fees are generally paid when each restaurant is opened and are deferred and amortized. Deferred development and franchise fees are amortized over a 20 year period using the straight-line method beginning with the opening of each restaurant.

Advertising and Related Costs

     Advertising and related costs include restaurant activities such as mail coupons, doorhangers, promotional items, and required contributions to PJI's production fund (0.50% to 1.0% of restaurant sales, and is currently 1.0%). Such amounts are expensed as incurred and were approximately $1.5 million, $3.5 million and $4.6 million in 1996, 1997 and 1998, respectively, and are included in other operating expenses in the consolidated statements of income.

Goodwill

     Goodwill represents the excess of cost over fair value of assets acquired and is being amortized over 20-30 years using the straight-line method. The Company reviews the carrying value of goodwill if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable based upon the undiscounted expected future cash flows over the remaining amortization periods the Company's carrying value of goodwill is reduced by the excess of the carrying value over the fair value of the entity acquired.

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

Pre-Opening Costs - Restaurants

     Restaurant pre-opening costs, which represent certain expenses incurred before a restaurant opens, are expensed as incurred.

Deferred Commissary Start-Up Costs

     Commissary start-up costs, which represent certain expenses incurred before a new commissary facility begins operations, are capitalized and amortized on a straight-line basis over a period of one year from the commissary's opening date.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (the "SOP") which requires that all start up costs be expensed. The SOP must be adopted in the first quarter of 1999. The Company's initial application of the SOP will require the write-off of deferred commissary start-up costs as of the date of adoption, and such write off would be reported, on a net of tax basis, as a cumulative effect of a change in accounting principle. Deferred commissary start-up costs as of December 27, 1998 were approximately $275,000.

Net Income Per Share

     Net income per share is based on the weighted average number of shares of common stock outstanding (Basic) and common stock equivalents during the period (Diluted).

Reclassifications

     Certain amounts in the 1996 and 1997 Consolidated Financial Statements have been reclassified to conform with the 1998 presentation.

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3. Stock Offerings and Repurchases

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

     In September 1998, the Board of Directors authorized the Company to purchase up to $5 million of its common stock in both open market purchases as well as private transactions. As of December 27, 1998, the Company had repurchased and immediately retired 54,500 shares at various prices totaling $.8 million.

4. Business Combinations

     In May 1998, the Company acquired a 22 restaurant Papa John's territory in Southern Louisiana, which included nine existing restaurants, five restaurants under development, and development rights for eight additional restaurants. The purchase price was $4.3 million in cash and a short term note payable to sellers, plus the assumption of $1.4 million of debt, which was immediately retired. The above acquisition was with certain Company directors and officers, including the Chairman of the Board and Chief Executive Officer.

     In September 1998, the Company acquired a 30 restaurant Papa John's territory in Utah, which included 12 existing restaurants and development rights for 18 additional restaurants. The purchase price was $.8 million in cash plus the assumption of $2.5 million of debt, which was immediately retired. The above acquisition was with certain Company directors and officers, including the Chairman of the Board and Chief Executive Officer.

     The above business combinations were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date have been included in the Company's consolidated financial statements.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.   Business Combinations (continued)

     The following represents the unaudited pro forma results of operations for the years ended December 28, 1997 and December 27, 1998 as if the acquisitions had occurred at the beginning of the Company's respective fiscal years.


(In thousands, except per share amounts)
                                                          1997          1998
                                                    ----------------------------
Restaurant sales                                        $55,495       $74,534
                                                    ============================
Income before income taxes                              $ 5,113       $ 7,220
                                                    ============================
Pro forma net income                                    $ 3,435       $ 4,850
                                                    ============================
Pro forma net income per share:                     ----------------------------
     Basic                                              $   .64       $   .84
                                                    ============================
     Diluted                                            $   .63       $   .82
                                                    ============================
Weighted average shares outstanding:                ----------------------------
     Basic                                                5,369         5,777
                                                    ============================
     Diluted                                              5,483         5,919
                                                    ============================

     The pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's fiscal year. Additionally, the pro forma information is not intended to be a projection of future results.

     On June 5, 1997, PJAM Acquisition Subsidiary, a subsidiary of PJ America, Inc. merged with OPD, based in Akron, Ohio, in a transaction accounted for as a pooling of interests. Pursuant to the Agreement and Plan of Merger, dated as of May 30, 1997, PJAM Acquisition Subsidiary was merged into OPD, with OPD surviving the merger as a wholly-owned subsidiary of PJ America, Inc. Pursuant to a fixed formula price, the OPD shareholders received 276,610 shares of the Company's common stock in exchange for 100% of the common stock of OPD. The total value of the transaction was approximately $4.6 million, based upon the conversion value of $16.50 per common share agreed upon on May 20, 1997. The exchange of shares was accounted for as a pooling of interests.

     During 1997, the Company purchased the assets of eight Papa John's restaurants from other franchisees for total cash consideration of $1.6 million.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

                                                          1996          1997
                                                    ----------------------------
Total number of common shares outstanding
   throughout the period                                 2,091         5,046
Weighted average number of common shares
   issued in connection with stock offerings               492           323
                                                    ----------------------------
Weighted average shares -- Basic                         2,583         5,369
Shares issuable upon net exercise of outstanding
   stock options and warrants                               27           114
                                                    ----------------------------
Total weighted average shares - Diluted                  2,610         5,483
                                                    ============================

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


6. Acquisition of Virginia Group - Pro Forma Information (Unaudited)

     Concurrent with the Reorganization, the Company acquired PJVA, Inc. and PJV, Inc. (See Note 1). The acquisition was accounted for at historical cost, with the shareholders of PJVA, Inc. and PJV, Inc. receiving an aggregate of 1,230,000 shares of common stock of the Company.

     The following represents the unaudited pro forma results of operations for the year ended December 29, 1996 as if the Reorganization and OPD merger had occurred at the beginning of the Company's fiscal year. Pro forma net income reflects an assumed corporate income tax rate of 36.5% for the Company, and 41.0% for OPD.

(In thousands, except per share amounts)
                                             1996
                                             ----
Restaurant sales                          $37,968
                                          =======
Income before income taxes                  3,405
                                          =======
Pro forma net income                      $ 2,143
                                          =======
Pro forma net income per share:
     Basic                                $  0.58
                                          =======
     Diluted                              $  0.57
                                          =======
Weighted average shares outstanding:
     Basic                                  3,722
                                          =======
     Diluted                                3,749
                                          =======

The pro forma information is not indicative of the results of operations that actually would have been obtained if the transactions had occurred at the beginning of the Company's fiscal year. Additionally, the pro forma information is not intended to be a projection of future results.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7. Investments

     A summary of the Company's held-to-maturity securities as of December 27, 1998 follows (in thousands):

                                      Gross          Gross
                   Amortized     Unrealized      Unrealized   Estimated
                        Cost  Holding Gains  Holding Losses  Fair Value
                   ----------------------------------------------------
Municipal bonds      $13,346           $106         $    --     $13,452
                     ==================================================

Approximately 62% of the Company's held-to-maturity securities will mature within one year with the remainder maturing between one and two years.

8. Net Property and Equipment

   Net property and equipment consists of the following (in thousands):

                                          December 28,   December 27,
                                              1997           1998
                                          ---------------------------
     Land                                      $   403        $ 1,276
     Building and leasehold improvements         5,068         12,776
     Commissary and restaurant equipment         6,931         11,991
     Construction in process                       400            167
                                          ---------------------------
                                                12,802         26,210
     Less accumulated depreciation              (3,383)        (5,064)
     Net property and equipment                $ 9,419        $21,146
                                          ===========================

9. Accrued Expenses

   Accrued expenses consists of the following (in thousands):

                                          December 28,   December 27,
                                              1997           1998
                                          ---------------------------
     Salaries and wages                        $   518        $   854
     Taxes, other than income                      468            668
     Advertising and royalties                     256            400
     Shareholder notes payable                       -            197
     Other                                       1,178          2,144
                                               $ 2,420        $ 4,263
                                          ===========================

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

     A summary of income tax expense is as follows (in thousands):

                                            1996     1997    1998
                                            ----     ----    ----
       Current
         Federal                            $ 241   $1,372  $1,925
         State and local                       42      118     190
       Deferred (federal and state)             7      453     380
       Deferred tax credit                    (40)       -       -
                                            ----------------------
       Income tax expense                   $ 250   $1,943  $2,495
                                            ======================

     Net deferred tax assets (liabilities) as of December 28, 1997 and December 27, 1998 are comprised of the following (in thousands):

                                                                  1997    1998
                                                                  ----    ----
       Deferred tax assets - miscellaneous reserves and accruals  $ 111   $ 151
       Deferred tax liabilities - accelerated depreciation         (531)   (951)
                                                                  --------------
       Net deferred tax liabilities                               $(420)  $(800)
                                                                  ==============

                       PJ AMERICA, INC. AND  SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.  Income Taxes (continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

                                                          1996    1997    1998
                                                          ----    ----    ----
Income tax expense at U.S. federal statutory rates       $ 857  $1,985  $2,571
Increases (decreases) resulting from:
Income tax expense from operations while S corporations   (593)   (125)      -
State and local income taxes - net                          35     129     125
Tax exempt interest income                                 (10)   (115)   (242)
Deferred tax credit                                        (40)      -       -
Other                                                        1      69      41
                                                         ---------------------
Income tax expense                                       $ 250  $1,943  $2,495
                                                         =====================

Income tax payments amounted to $.2 million, $1.5 million and $1.8 million in 1996, 1997 and 1998, respectively.

11.  Related Party Transactions

Franchisor

     Under the terms of area development agreements between the Company and PJI, the Company paid development fees ranging from $3,500 to $5,000 per restaurant. Franchise fees ranging from $1,150 to $15,000 have been paid as each new restaurant was opened. Royalties in the amount of 4% of restaurant sales are paid monthly to PJI, and a monthly contribution of 1.0% of sales is paid to the Marketing fund of PJI. The Company is required to buy certain proprietary food products from PJI's commissary subsidiary and have elected to buy substantially all other food products, supplies, marketing materials and equipment from PJI or its subsidiaries.

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

     In connection with the Company's Offering, the Company issued a warrant to PJ USA (a subsidiary of PJI) to purchase 225,000 shares of common stock at $11.25 per share. The warrant was issued in consideration for, among other things, the rights to enter into development agreements and the waiver of rights of first refusal of certain affiliated franchisees.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Related Party Transactions (continued)

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

Affiliate Market

     Certain officers and directors of the Company own equity interests in other entities that franchise Papa John's restaurants. The Company has obtained a right of first refusal to acquire franchise and development rights for PJ Iowa, LLC. However, there is no agreement or understanding between the Company and these entities or stockholders to acquire such entities or their assets.

Stockholders

     Notes payable to stockholders at December 27, 1998, of approximately $200,000 relate to the acquisition of the Southern Louisiana market, and carry interest at 5.5%.

     In connection with the Company's Offering, certain officers, directors and former employees received approximately $250,000 for consulting services provided to the Company with respect to the structuring, organization and implementation of the Offering.

     As noted in Note 4, certain acquisitions have been made between the Company and certain Company directors and officers.

12.  Leases

     The Company primarily leases restaurant retail space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. Future minimum lease payments are as follows (in thousands):

                       1999                        2,332
                       2000                        2,151
                       2001                        1,794
                       2002                        1,439
                       2003                          890
                       Thereafter                  1,050
                                                  ------
                                                  $9,656
                                                  ======

     Rent expense was approximately $.4 million, $.9 million and $1.5 million in 1996, 1997, and 1998, respectively.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     The Company awards stock options under the PJ America, Inc. 1996 Stock Ownership Incentive Plan (the "Incentive Plan") and the PJ America, Inc. 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Shares of common stock authorized for issuance are 600,000 under the Incentive Plan and 160,000 under the Directors Plan. In October 1998 the Board of Directors amended the Incentive Plan to increase the number of shares available for issuance under the Plan to 1,000,000 shares. The amendment will be submitted for stockholder approval at the Annual Meeting of Shareholders on May 25, 1999. Options granted under both plans generally expire ten years from the date of grant and vest over one to four year periods.

     The Incentive Plan also provides for awards of restricted stock, however the Company has not granted any such awards.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .49, .48 and .49; and a weighted-average expected life of the option of
4.0 years.

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

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


13.  Stock Options (continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's unaudited pro forma information follows (in thousands, except per share amounts):

                                               1996      1997      1998
-------------------------------------------------------------------------
Pro forma net income                           $1,022    $3,440    $4,475
Pro forma earnings per share - Basic             0.45      0.64      0.77
Pro forma earnings per share - Diluted           0.45      0.63      0.75

     Information pertaining to options for 1996, 1997 and 1998 is as follows (number of options in thousands):

                                       1996                      1997                       1998
                            -------------------------------------------------------------------------------
                                            Weighted                  Weighted                    Weighted
                                            Average                   Average                     Average
                                            Exercise                  Exercise                    Exercise
                              Options        Price      Options        Price       Options         Price
-----------------------------------------------------------------------------------------------------------
Outstanding - beginning
   of year                          -         $    -        336         $12.50         540          $13.15
Granted                           336          12.50        223          14.18         429           13.95
Exercised                           -              -          -              -          45           13.21
Cancelled                           -              -         19          15.42          66           13.82
-----------------------------------------------------------------------------------------------------------
Outstanding - end of year         336         $12.50        540         $13.15         858          $13.50
===========================================================================================================
Exercisable - end of year           -         $12.50         83         $12.50         229          $13.47
===========================================================================================================
Weighted-average fair value
   of options granted during
   the year                     $5.63                     $6.29                      $6.24
===========================================================================================================
Weighted-average
   contractual life              10.0                       9.4                        8.2
===========================================================================================================

At December 27, 1998, approximately 20,000 shares were available for future issuance under the Directors Plan. Contingent upon approval by the Company's stockholders of the amendment to the Incentive Plan described above, 237,000 shares were available at December 27, 1998 for future issuance under the Incentive Plan.

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


13.  Stock Options (continued)

     The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding at December 27, 1998:

(In thousands)
Weighted-average shares outstanding - Basic                    5,777
Shares issuable upon the exercise of outstanding
     stock options and warrants                                  142
                                                      --------------
Weighted-average shares outstanding - Diluted                  5,919
                                                      ==============


14.  Quarterly Data (Unaudited) in thousands, except per share data

                          1/st/ Quarter            2/nd/ Quarter           3/rd/ Quarter           4/th/ Quarter
--------------------------------------------------------------------------------------------------------------------
                        1997         1998        1997        1998        1997        1998        1997        1998
--------------------------------------------------------------------------------------------------------------------
Restaurant sales       $10,606      $14,218     $11,985     $16,499     $11,890     $17,789     $13,647     $20,080
Operating income         1,180        1,471       1,162       1,684       1,200       1,685       1,432       1,807
Net income                 845        1,168         841       1,290         955       1,270       1,157       1,339
Net income per
 share - Basic             .17          .20         .17         .22         .17         .22         .20         .23
Net income per
 share - Diluted           .16          .20         .16         .22         .17         .22         .20         .23

     For the first and second quarters of 1997, net income reflects a pro-forma provision for income taxes assuming OPD was a C corporation rather than a S corporation for each period.

Report of Management

     The consolidated financial statements appearing in this Annual Report have been prepared by management, which is responsible for their preparation, integrity and fair presentation. The statements have been prepared in accordance with generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

     Management is responsible for the system of internal controls over financial reporting at PJ America, Inc. and its subsidiaries, a system designed to provide reasonable assurance regarding the preparation of reliable published financial statements. This system is augmented by written policies and procedures and the selection and training of qualified personnel. Management believes that the Company's system of internal controls over financial reporting provides reasonable assurance that the financial records are reliable for preparing financial statements.

     The Audit Committee of the Board of Directors meets with the independent auditors and management periodically to discuss internal controls over financial reporting and other auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets with the independent auditors without management present to ensure that the independent auditors have free access to the Committee. The independent auditors are recommended by the Audit Committee of the Board of Directors and selected by the Board of Directors. Based upon their audit of the consolidated financial statements, the independent auditors, Ernst & Young LLP, have issued their Report of Independent Auditors, which follows.





     /s/  Douglas S. Stephens                    /s/  D. Ross Davison
__________________________________     _________________________________________
Douglas S. Stephens                    D. Ross Davison
President and C.E.O.                   Vice President, C.F.O. and Treasurer

                               ERNST & YOUNG LLP,
                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
PJ America, Inc.

     We have audited the accompanying consolidated balance sheets of PJ America, Inc. and Subsidiaries as of December 28, 1997 and December 27, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 29, 1996, December 28, 1997 and December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PJ America, Inc. and Subsidiaries, at December 28, 1997 and December 27, 1998, and the consolidated results of their operations and their cash flows for the years ended December 29, 1996, December 28, 1997 and December 27, 1998 in conformity with generally accepted accounting principles.



                                       /s/  Ernst & Young LLP

Birmingham, Alabama
January 28, 1999

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of PJ America, Inc. and Subsidiaries and the report of independent auditors are included in Item 8:

                                                                                    Page
                                                                                    ----
     Consolidated Balance Sheets as of December 28, 1997 and December 27, 1998...     22
     Consolidated Statements of Income for the Years Ended December 29, 1996
       December 28, 1997 and December 27, 1998.....................................   23
     Consolidated Statements of Stockholders' Equity for the Years Ended
       December 29, 1996, December 28, 1997 and December 27, 1998..................   24
     Consolidated Statements of Cash Flows for the Years Ended December 29, 1996,
       December 28, 1997 and December 27, 1998.....................................   25
     Notes to Consolidated Financial Statements..................................     26
     Report of Management........................................................     41
     Report of Independent Auditors..............................................     42

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

10.9 Agreement between PJI and Extra Cheese, Inc. relating to certain Southern California counties; Puerto Rico; Vancouver, Canada; consent for offering from PJI; the issuance of the warrant; and certain other matters. Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-11253) is incorporated herein by reference.

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

10.30 Development Agreement relating to development of 60 restaurants in California.

10.31 Commissary License Agreement relating to the Company's agreement to operate a commissary in Puerto Rico.

10.32 Development Agreement relating to development of 20 restaurants in Puerto Rico.

10.33 Development Agreement relating to development of 36 restaurants in Portland, Oregon, and surrounding areas.

10.34     Stock Purchase Agreement among PJ America, Inc., PJ Louisiana, Inc.
          and Douglas S. Stephens, Robert W. Curtis, Jr., Michael M. Fleishman,
          Merida Sherman, Nicholas Sherman, Richard F. Sherman, Frank O. Keener, and Stephen P. Langford dated May 13, 1998.

10.35     Purchase Agreement among PJ America, Inc., Ohio Pizza Delivery Co.,
          Inc., PJ Utah, LLC, and Members dated September 3, 1998.

21        Subsidiaries of the Company:
          (a)  PJ Cheese, Inc. an Alabama corporation
          (b)  Ohio Pizza Delivery Co., Inc. an Ohio corporation
          (c)  PJ Louisiana, Inc. a Louisiana corporation
          (d)  PJ Utah, LLC, a Utah limited liability corporation
          (e)  Pizza Caribe, Inc. a Puerto Rico corporation

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 1999               PJ AMERICA, INC.


                                       By:      /s/ Douglas S. Stephens
                                          ------------------------------------
                                                   Douglas S. Stephens
                                          Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title
---------                            -----
____________________________  Chairman of the Board              February 12, 1999
     Richard F. Sherman

____________________________  Chief Executive Officer,           February 12, 1999
    Douglas S. Stephens       President and Director


    /s/  D. Ross Davison      Vice President--Chief Financial    February 12, 1999
----------------------------  Officer and Treasurer (Chief
      D. Ross Davison         Financial and Accounting Officer)

____________________________  Director                           February 12, 1999
    Michael M. Fleishman


____________________________  Director                           February 12, 1999
       Martin T. Hart


____________________________  Director                           February 12, 1999
      Frank O. Keener


____________________________  Director                           February 12, 1999
    Stephen P. Langford


____________________________  Director                           February 12, 1999
    Charles W. Schnatter