Form 10-Q
period 1999-03-28
PJ AMERICA INC
filed 1999-05-04
CIK 1021723

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 28, 1999

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

               Yes    X                No ___
                     --

     At April 29, 1999, there were 5,817,960 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC AND SUBSIDIARIES

                                     INDEX


PART I.   FINANCIAL INFORMATION                                     Page No.
                                                                    --------

Item 1.   Financial Statements


          Condensed Consolidated Balance Sheets (Unaudited) -
          March 28, 1999 and December 27, 1998                          2


          Condensed Consolidated Statements of Income (Unaudited) -
          Three Months Ended March 28, 1999 and March 29, 1998          3


          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - Three Months Ended March 28, 1999
          and March 29, 1998                                            4


          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                   5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                              8

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                 March 28,       December 27,
                                                   1999              1998
                                                (Unaudited)         (Note)
                                                -----------      ------------
(In thousands)
Assets
Current assets:
  Cash and cash equivalents                      $  5,600         $  5,026
  Inventories                                         527              549
  Prepaid expenses and other                          390              264
  Investments                                       7,792            8,305
  Deferred income taxes                               151              151
                                                 --------         --------
Total current assets                               14,460           14,295

Investments                                         3,736            5,041
Net property and equipment                         22,721           21,146
Deferred franchise and development costs,
  net of accumulated amortization                   3,691            3,546
Goodwill, net of accumulated amortization           4,534            4,576
Other assets                                          224              209
                                                 --------         --------
Total assets                                     $ 49,366         $ 48,813
                                                 ========         ========

Liabilities and Stockholder's Equity
Current liabilities:
  Accounts payable                               $    244         $    508
  Accounts payable - PJI                               --            1,345
  Accrued expenses                                  4,542            4,263
                                                 --------         --------
Total current liabilities                           4,786            6,116

Deferred income taxes                               1,130              951

Stockholders' equity:
  Common stock                                         58               58
  Additional paid-in-capital                       32,975           32,565
  Retained earnings                                10,417            9,123
                                                ---------         --------
Total stockholders' equity                         43,450           41,746
                                                ---------         --------
Total liabilities and stockholders' equity      $  49,366         $ 48,813
                                                =========         ========

Note: The condensed consolidated balance sheet at December 27, 1998 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                    Three Months Ended
                                                 March 28,       March 29,
                                                   1999            1998
                                                ----------       ---------
(In thousands, except per share amounts)
Restaurant sales                                 $ 21,855         $ 14,218

Restaurant operating expenses:
  Cost of sales                                     6,620            4,485
  Salaries and benefits                             6,081            3,783
  Other operating expenses                          5,241            3,359
  Depreciation and amortization                       710              400
                                                 --------         --------
                                                   18,652           12,027
                                                 --------         --------

Restaurant operating income                         3,203            2,191
General and administrative expenses                 1,137              720
                                                 --------         --------
Operating income                                    2,066            1,471

Other income                                          169              272
                                                 --------         --------
Income before income taxes and cumulative
  effect of change in accounting principle          2,235            1,743
Income tax expense                                    760              575
                                                 --------         --------
Income before cumulative effect of change
  in accounting principle                           1,475            1,168
Cumulative effect of change in accounting
  principle, net of taxes                            (181)              --
                                                 --------         --------
Net income                                       $  1,294         $  1,168
                                                 ========         ========

Basic earnings per share:
  Income before cumulative effect of change
   in accounting principle                       $   0.25         $   0.20
  Cumulative effect of accounting change,
   net of taxes                                     (0.03)              --
                                                 --------         --------
Net income per share - Basic                     $   0.22         $   0.20
                                                 ========         ========

Diluted earnings per share:
  Income before cumulative effect of change
   in accounting principle                      $    0.25        $    0.20
  Cumulative effect of accounting change,
   net of taxes                                     (0.03)              --
                                                ---------        ---------
  Net income per share - Diluted                $    0.22        $    0.20
                                                =========        =========
Weighted average shares outstanding - Basic         5,779            5,782
                                                =========         ========
Weighted average shares outstanding - Diluted       5,996            5,909
                                                =========         ========

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                        Three Months Ended
                                                      March 28,     March 29,
                                                        1999          1998
                                                      ---------     ---------
(In thousands)
Cash Flows from Operating Activities
  Net cash provided by operating activities           $   760        $  1,828

Cash Flows from Investing Activities
  Purchases of property, equipment, franchise
   and development fees                                (2,414)         (1,067)
  Maturity of investments                               1,818          (2,561)
                                                     --------        --------
   Net cash used in investing activities                 (596)         (3,628)

Cash Flows from Financing Activities
  Proceeds from exercise of stock options                 410              16
                                                     --------        --------
   Net cash provided by financing activities              410              16

Net increase (decrease) in cash                           574          (1,784)
Cash and cash equivalents at beginning of year          5,026           6,674
                                                     --------        --------

Cash and cash equivalents at end of period           $  5,600        $  4,890
                                                     ========        ========


See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

March 28, 1999

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ending December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 27, 1998.

     The accompanying unaudited condensed consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiaries (the "Company"). All significant inter-company transactions between the consolidated companies have been eliminated.

     The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2 - Change in Accounting for Deferred Commissary Start-Up Costs

     In the first quarter of 1999, the Company adopted the American Institute of CPAs Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," which requires entities to expense all start-up and pre-opening costs as they are incurred. The Company previously deferred commissary start-up costs and amortized them over a period of one year from the facility's opening date. The cumulative effect of this change in accounting principle, net of tax, was $181 thousand or $.03 per share and has been recorded in the first quarter of 1999 as required by the SOP.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Restaurant Sales. Restaurant sales increased 54% to $21.9 million for the three months ended March 28, 1999, from $14.2 million for the comparable period in 1998. This increase was primarily due to a 65% increase in the number of equivalent restaurants open during the three months ended March 28, 1999 as compared to 1998. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened or acquired during the period on a weighted average basis. Also, comparable sales increased 3.1% for the three months ended March 28, 1999 over the comparable period in 1998. The total average unit sales decreased 6% due to the significant increase in new and acquired restaurants in the Company's "New Markets", which primarily are restaurants located in Utah, California, Oregon, and Puerto Rico.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 30.3% for the three months ended March 28, 1999, from 31.5% for the comparable period in 1998. This decrease is primarily attributable to a slight shallowing of discounts, lower meat and box prices, and a higher proportion of restaurants in New Markets. All of the Company's restaurants in the domestic United States receive product from PJI, and each restaurant is charged the same price for product, regardless of the location of the restaurant.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased as a percentage of restaurant sales to 27.8% for the three months ended March 28, 1999, from 26.6% for the comparable period in 1998. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in the proportion of new and acquired restaurants in New Markets.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, pre-opening expenses and advertising expenses. Other operating expenses increased as a percentage of restaurant sales to 24.0% for the three months ended March 28, 1999, from 23.6% for the comparable period in 1998. This increase is primarily attributable to a higher proportion of newer restaurants and higher occupancy costs in New Markets, partially offset by increased leverage of expenses as a result of comparable store sales increases and increased purchasing power for various expenses.

     Depreciation and amortization increased as a percentage of restaurant sales to 3.2% for the three months ended March 28, 1999, from 2.8% for the comparable period in 1998. This increase is primarily attributable to amortization of goodwill of acquired businesses in 1998 and a higher proportion of newer restaurants.

     General and administrative expenses increased slightly as a percentage of restaurant sales to 5.2% for the three months ended March 28, 1999, from 5.1% for the comparable period in 1998. This slight increase was primarily due to the leveraging of general and administrative expenses as a result of increased sales, partially offset by additional corporate infrastructure necessary to support current and future growth.

     Other Income. Other income which consists primarily of investment income decreased $.1 million for the three months ended March 28, 1999. The decrease in investment income is a result of a lower investment balance due to the acquired businesses in 1998. Investment balances are considered available to fund growth and acquisitions.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Capital expenditures of approximately $2.4 million for the three months ended March 28, 1999, were funded by maturity of investments and cash flow from operations.

     Cash flow from operations decreased to $.8 million for the three months ended March 28, 1999 from $1.8 million for the comparable period in 1998, primarily due to the payment of a $1.35 million payable to Papa John's International.

     Capital expenditures are expected to be approximately $9 million for 1999, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at March 28, 1999 include $17.1 million of cash and investments. The Company plans to fund its capital expenditures through 1999 from available cash, investments, and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

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

                  There were no reports filed on Form 8-K during the quarterly period ended March 28, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PJ AMERICA, INC.




Date:  May 7, 1999                            /s/ D. Ross Davison
                                   -----------------------------------------
                                                D. Ross Davison
                                    Vice President, Chief Financial Officer
                                   and Treasurer (Principal Financial Officer)

                                   EXHIBIT 11

                Statement Re:  Computation of Earnings Per Share


                                                             Three Months           Three Months
                                                                Ended                   Ended
                                                            March 28, 1999         March 29, 1998
                                                            --------------         --------------
(In thousands, except per share amounts)

Average shares outstanding - Basic                                    5,779                   5,782

Shares issuable upon the exercise of
  outstanding stock options and warrants                                217                     127
                                                            ---------------        ----------------

Weighted average shares outstanding - Diluted                         5,996                   5,909
                                                            ===============        ================

Income before cumulative effect of change in
  accounting principle                                               $1,475                  $1,168

Cumulative effect of change in accounting principle,
  net of taxes                                                         (181)                     --
                                                            ---------------        ----------------

Net income                                                           $1,294                  $1,168
                                                            ===============        ================

Basic earnings per share:
     Income before cumulative effect of change in
     accounting principle                                            $ 0.25                  $ 0.20

     Cumulative effect of accounting change, net of
         taxes                                                        (0.03)                     --
                                                            ---------------        ----------------

     Net income per share - Basic                                    $ 0.22                  $ 0.20
                                                            ===============        ================

Diluted earnings per share:
     Income before cumulative effect of change in
      accounting principle                                           $ 0.25                  $ 0.20

     Cumulative effect of accounting change, net
       of taxes                                                       (0.03)                     --
                                                            ---------------        ----------------

     Net income per share - Diluted                                  $ 0.22                  $ 0.20
                                                            ===============        ================