Form 10-Q
period 1999-06-27
PJ AMERICA INC
filed 1999-07-26
CIK 1021723

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 27, 1999

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

     At July 16, 1999, there were 5,847,835 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION                                            Page No.
                                                                          --------

Item 1.  Financial Statements


         Condensed Consolidated Balance Sheets (Unaudited) -
         June 27, 1999 and December 27, 1998                                  2


         Condensed Consolidated Statements of Income (Unaudited) -
         Three Months and Six Months Ended June 27, 1999 and
         June 28, 1998                                                        3


         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Six Months Ended June 27, 1999 and June 28, 1998                     4


         Notes to Condensed Consolidated Financial Statements (Unaudited)     5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                6


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 6.  Exhibits and Reports on Form 8-K                                     9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                 June 27,         December 27,
                                                   1999               1998
                                               (Unaudited)           (Note)
                                              --------------     --------------
(In thousands)

Assets
Current assets:
     Cash and cash equivalents                $       5,751      $      5,026
     Inventories                                        551               549
     Prepaid expenses and other                         831               264
     Investments                                      6,861             8,305
     Deferred income taxes                              151               151
                                              --------------     --------------
Total current assets                                 14,145            14,295

Investments                                           4,636             5,041
Net property and equipment                           25,425            21,146
Deferred franchise and development costs,
  net of accumulated amortization                     3,699             3,546
Goodwill, net of accumulated amortization             4,491             4,576
Other assets                                            263               209
                                              --------------     --------------

Total assets                                  $      52,659      $     48,813
                                              ==============     ==============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                         $         406      $        508
     Accounts payable - PJI                              -              1,345
     Accrued expenses                                 5,189             4,263
                                              --------------     --------------
Total current liabilities                             5,595             6,116

Deferred income taxes                                 1,330               951

Stockholders' equity:
     Common stock                                        58                58
     Additional paid-in-capital                      33,639            32,565
     Retained earnings                               12,037             9,123
                                              --------------     --------------
Total stockholders' equity                           45,734            41,746
                                              --------------     --------------

Total liabilities and stockholders' equity    $      52,659      $     48,813
                                              ==============     ==============

Note: The condensed consolidated balance sheet at December 27, 1998 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                          Three Months Ended     Six Months Ended
                                          ------------------    ------------------
                                          June 27,   June 28,   June 27,  June 28,
                                            1999       1998       1999      1998
                                          --------   --------   -------   --------
(In thousands, except per share amounts)
Restaurant sales                          $ 24,001   $ 16,499   $45,857   $ 30,717

Restaurant operating expenses:
     Cost of sales                           7,318      5,222    13,937      9,707
     Salaries and benefits                   6,760      4,390    12,841      8,173
     Other operating expenses                5,668      3,877    10,910      7,236
     Depreciation and amortization             787        471     1,497        871
                                          --------   --------   -------   --------
                                            20,533     13,960    39,185     25,987
                                          --------   --------   -------   --------

Restaurant operating income                  3,468      2,539     6,672      4,730
General and administrative expenses          1,169        855     2,306      1,575
                                          --------   --------   -------   --------
Operating income                             2,299      1,684     4,366      3,155

Other income                                   156        241       324        513
                                          --------   --------   -------   --------

Income before income taxes and cumulative
  effect of change in accounting principle   2,455      1,925     4,690      3,668
Income tax expense                             835        635     1,595      1,210
                                          --------   --------   -------   --------
Income before cumulative effect of
  change in accounting principle             1,620      1,290     3,095      2,458
Cumulative effect of change in
  accounting principle, net of taxes            -          -       (181)        -
                                          --------   --------   -------   --------
Net income                                $  1,620   $  1,290   $ 2,914   $  2,458
                                          ========   ========   =======   ========

Basic earnings per share:
     Income before cumulative effect of
       change in accounting principle     $   0.28   $   0.22   $  0.53   $   0.42
     Cumulative effect of accounting
         change, net of taxes                   -          -      (0.03)        -
                                          --------   --------   -------   --------
     Net income per share - Basic         $   0.28   $   0.22   $  0.50   $   0.42
                                          ========   ========   =======   ========
Diluted earnings per share:
     Income before cumulative effect of
       change in accounting principle     $   0.27   $   0.22   $  0.51   $   0.41
     Cumulative effect of accounting
         change, net of taxes                   -          -      (0.03)        -
                                          --------   --------   -------   --------
     Net income per share - Diluted       $   0.27   $   0.22   $  0.48   $   0.41
                                          ========   ========   =======   ========
Weighted average shares outstanding
 - Basic                                     5,814      5,787     5,797      5,785
                                          ========   ========   =======   ========
Weighted average shares outstanding
 - Diluted                                   6,042      5,957     6,019      5,933
                                          ========   ========   =======   ========

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Six Months Ended
                                                        June 27,        June 28,
                                                          1999            1998
                                                        --------        --------
(In thousands)
Cash Flows from Operating Activities
    Net cash provided by operating activities           $  4,360        $  4,196

Cash Flows from Investing Activities
  Acquisitions                                                -           (5,734)
  Purchases of property, equipment, franchise and
   and development fees                                   (5,213)         (3,448)
  Maturity of investments                                  1,849           6,070
                                                        --------        --------
    Net cash used in investing activities                 (3,364)         (3,112)

Cash Flows from Financing Activities
  Proceeds from exercise of stock options                  1,074             135
  Payments on acquisition financing                       (1,345)             -
  Proceeds from issuance of debt                              -            1,000
  Payments on borrowings                                      -             (400)
                                                        --------        --------
    Net cash (used in) provided by financing activities     (271)            735

Net increase in cash                                         725           1,819
Cash and cash equivalents at beginning of year             5,026           6,674
                                                        --------        --------

Cash and cash equivalents at end of period              $  5,751        $  8,493
                                                        ========        ========

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

June 27, 1999

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ending December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 27, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Restaurant Sales. Restaurant sales increased 45% to $24.0 million for the three months ended June 27, 1999, from $16.5 million for the comparable period in 1998, and 49% to $45.9 million for the six months ended June 27, 1999 from $30.7 million for the comparable period in 1998. These increases were primarily due to a 61% and 63% increase in the number of equivalent restaurants open during the three and six months ended June 27, 1999, respectively, as compared to 1998. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired or sold during the period on a weighted average basis. Also, comparable sales increased 1.8% and 2.6% in the three and six months ended June 27, 1999 respectively, from the comparable periods in 1998. The total average unit sales decreased 9% and 8% in the three and six months ended June 27, 1999 respectively from the comparable periods in 1998 due to the significant increase in new and acquired restaurants in the Company's "New Markets", which primarily are restaurants located in Utah, California, Oregon, and Puerto Rico.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 30.5% and 30.4% for the three and six months ended June 27, 1999 respectively, from 31.6% for the comparable periods in 1998. These decreases are primarily attributable to a slight shallowing of discounts, lower meat and box prices, and a higher proportion of restaurants in New Markets. All of the Company's restaurants in the domestic United States receive product from PJI, and each restaurant is charged the same price for product, regardless of the location of the restaurant. The Company's selling prices are higher in California, Oregon, and Puerto Rico, thus cost of sales as a percentage of restaurant sales is lower.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased as a percentage of restaurant sales to 28.2% and 28.0% for the three and six months ended June 27, 1999 respectively, from 26.6% for the comparable periods in 1998. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in the proportion of new and acquired restaurants in New Markets, and also a higher minimum wage in California and Oregon.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, pre-opening expenses and advertising expenses. Other operating expenses increased as a percentage of restaurant sales to 23.6% and 23.8% for the three and six months ended June 27, 1999 respectively, from 23.5% and 23.6% for the comparable periods in 1998. These increases are primarily attributable to a higher proportion of newer restaurants (thus lower sales) and higher occupancy costs in New Markets, partially offset by increased leverage of expenses as a result of comparable store sales increases and increased purchasing power for various expenses.

     Depreciation and amortization increased as a percentage of restaurant sales to 3.3% for the three and six months ended June 27, 1999 respectively, from 2.9% and 2.8% for the comparable periods in 1998. This increase is primarily attributable to amortization of goodwill of acquired businesses in 1998 and a higher proportion of newer restaurants in New Markets.

     General and administrative expenses decreased slightly as a percentage of restaurant sales to 4.9% and 5.0% for the three and six months ended June 27, 1999 respectively, from 5.2% and 5.1% for the comparable periods in 1998. This decrease was primarily due to the leveraging of general and administrative expenses as a result of increased sales, partially offset by additional corporate infrastructure necessary to support current and future growth.

     Other Income. Other income which consists primarily of investment income decreased $.1 million and $.2 million for the three and six months ended June 27, 1999 respectively. The decrease in investment income is a result of a lower investment balance due to the acquired businesses in 1998. Investment balances are considered available to fund growth and acquisitions.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Capital expenditures of approximately $5.2 million for the six months ended June 27, 1999, were funded by maturity of investments and cash flow from operations.

     Cash flow from operations increased to $4.4 million for the six months ended June 27, 1999 from $4.2 million for the comparable period in 1998.

     Capital expenditures are expected to be approximately $9 million for 1999, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at June 27, 1999 include $17.2 million of cash and investments. The Company plans to fund its capital expenditures through 1999 from available cash, investments, and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

Impact of Year 2000

     Some of the Company's older purchased software programs were written using two digits rather than four to define the applicable year. As a result, time-sensitive software or hardware recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of important administrative processes, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment of its computer systems and will have to modify or replace certain software and hardware so that they will function properly in the year 2000 and thereafter. Based on the Company's assessment or representations from software suppliers, or both, the Company believes the total Year 2000 project cost will be less than $25,000 and costs incurred to date have been less than $5,000.
Much of the cost related to Year 2000 coincides with existing management plans to replace certain systems (principally the financial accounting system) in order to accommodate the Company's planned growth. The Company expects the new accounting system to be implemented by September 1999. The timing of implementation was not materially affected by Year 2000 concerns.

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

     The Company has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of completion in August 1999 to determine whether such contingency plans are necessary, although at this time the Company knows of no reason its Year 2000 program will not be completed in a timely manner.


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 25, 1999 at the Hyatt Regency, 320 West Jefferson Street, Louisville, Kentucky at 11:00 am
(EDT).

     At the meeting, the Company's stockholders elected Michael M. Fleishman and Martin T. Hart to serve as directors until the 2002 Annual Meeting of Stockholders. Mr. Fleishman and Mr. Hart both received affirmative votes of 5.4 million and abstained votes of 123 thousand. The Company's other directors continue to serve in accordance with their previous elections: through 2000 - Stephen P. Langford and Charles W. Schnatter; and through 2001 - Richard F. Sherman, Frank O. Keener and Douglas S. Stephens.

     The Company's stockholders also ratified an amendment to the Company's 1996 Stock Ownership Incentive Plan by a vote of 4.1 million affirmative votes to 504 thousand negative and 4 thousand abstention votes.

     The Company's stockholders also ratified the selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 26, 1999, by a vote of 5.5 million affirmative votes to 3,200 abstention votes.

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

     (b)  Current Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarterly period ended June 27, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PJ AMERICA, INC.




Date: July 23, 1999                          /s/ D. Ross Davison
                                      ------------------------------------
                                                 D. Ross Davison
                                      Vice President Administration, Chief
                                         Financial Officer and Treasurer
                                          (Principal Financial Officer)