Form 10-Q
period 1999-09-26
PJ AMERICA INC
filed 1999-11-05
CIK 1021723

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 26, 1999

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

               Yes  X                No ___
                   ---

     At October 25, 1999 there were 5,685,660 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                         Page No.
                                                                                        --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (Unaudited) -
          September 26, 1999 and December 27, 1998                                          2

          Condensed Consolidated Statements of Income (Unaudited) -
          Three Months and Nine Months Ended September 26, 1999 and September
          27, 1998                                                                          3

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Nine Months Ended September 26, 1999 and September 27, 1998                       4

          Notes to Condensed Consolidated Financial Statements (Unaudited)                  5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                       10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                 10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                   September 26,            December 27,
                                                      1999                     1998
                                                    (Unaudited)               (Note)
                                                  ---------------          --------------
(In thousands)
Assets
Current assets:
   Cash and cash equivalents                      $         2,778          $        5,026
   Inventories                                                678                     549
   Prepaid expenses and other                                 933                     264
   Investments                                              5,430                   8,305
   Deferred income taxes                                      151                     151
                                                  ---------------          --------------
Total current assets                                        9,970                  14,295

Investments                                                 5,075                   5,041
Net property and equipment                                 27,085                  21,146
Deferred franchise and development costs,
  net of accumulated amortization                           3,774                   3,546
Goodwill, net of accumulated amortization                   4,449                   4,576
Other assets                                                  273                     209
                                                  ---------------          --------------

Total assets                                      $        50,626          $       48,813
                                                  ===============          ==============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                               $           329          $          508
   Accounts payable - PJI                                       -                   1,345
   Accrued expenses                                         4,739                   4,263
                                                  ---------------          --------------
Total current liabilities                                   5,068                   6,116

Deferred income taxes                                       1,530                     951

Stockholders' equity:
   Common stock                                                57                      58
   Additional paid-in-capital                              33,039                  32,565
   Retained earnings                                       10,932                   9,123
                                                  ---------------          --------------
Total stockholders' equity                                 44,028                  41,746
                                                  ---------------          --------------

Total liabilities and stockholders' equity        $        50,626          $       48,813
                                                  ===============          ==============

Note: The condensed consolidated balance sheet at December 27, 1998 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                   ---------------------------         ---------------------------
                                                   Sept. 26,         Sept. 27,         Sept.  26,        Sept. 27,
                                                     1999              1998               1999             1998
                                                   ---------         ---------         ----------        ---------
(In thousands, except per share amounts)
Restaurant sales                                   $  24,425         $  17,789         $   70,282        $  48,506

Restaurant operating expenses:
   Cost of sales                                       7,761             5,775             21,698           15,483
   Salaries and benefits                               6,814             4,735             19,655           12,908
   Other operating expenses                            5,820             4,133             16,729           11,368
   Depreciation and amortization                         846               560              2,345            1,431
                                                   ---------         ---------         ----------        ---------
                                                      21,241            15,203             60,427           41,190
                                                   ---------         ---------         ----------        ---------

Restaurant operating income                            3,184             2,586              9,855            7,316
General and administrative expenses                    1,224               901              3,529            2,476
                                                   ---------         ---------         ----------        ---------
Operating income                                       1,960             1,685              6,326            4,840

Other income                                             166               211                490              724
                                                   ---------         ---------         ----------        ---------
Income before income taxes and cumulative
  effect of change in accounting principle             2,126             1,896              6,816            5,564
Income tax expense                                       723               626              2,318            1,836
                                                   ---------         ---------         ----------        ---------
Income before cumulative effect of change
  in accounting principle                              1,403             1,270              4,498            3,728
Cumulative effect of change in accounting
  principle, net of taxes                                  -                 -               (181)               -
                                                   ---------         ---------         ----------        ---------
Net income                                         $   1,403         $   1,270         $    4,317        $   3,728
                                                   =========         =========         ==========        =========

Basic earnings per share:
   Income before cumulative effect of
     change in accounting principle                $    0.24         $    0.22         $     0.78        $    0.64
   Cumulative effect of accounting change,
     net of taxes                                          -                 -              (0.03)               -
                                                   ---------         ---------         ----------        ---------
   Net income per share - Basic                    $    0.24         $    0.22         $     0.75        $    0.64
                                                   =========         =========         ==========        =========

Diluted earnings per share:
   Income before cumulative effect of
     change in accounting principle                $    0.24         $    0.22         $     0.75        $    0.63
   Cumulative effect of accounting change,
     net of taxes                                          -                 -              (0.03)               -
                                                   ---------         ---------         ----------        ---------
   Net income per share - Diluted                  $    0.24         $    0.22         $     0.72        $    0.63
                                                   =========         =========         ==========        =========
Weighted average shares outstanding - Basic            5,750             5,791              5,781            5,787
                                                   =========         =========         ==========        =========
Weighted average shares outstanding - Diluted          5,964             5,900              6,001            5,922
                                                   =========         =========         ==========        =========

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                   Nine Months Ended
                                                             Sept. 26,           Sept. 27,
                                                               1999                1998
                                                             ---------           ---------
(In thousands)
Cash Flows from Operating Activities
     Net cash provided by operating activities               $   6,761           $   5,642

Cash Flows from Investing Activities
  Acquisitions                                                       -              (9,049)
  Purchases of property, equipment, franchise
    and development fees                                        (8,469)             (5,074)
  Maturity of investments                                        2,841               7,867
                                                             ---------           ---------
     Net cash used in investing activities                      (5,628)             (6,256)

Cash Flows from Financing Activities
  Repurchase of stock                                           (3,642)                  -
  Proceeds from exercise of stock options                        1,606                 151
  Payments on acquisition financing                             (1,345)                  -
  Proceeds from issuance of debt                                     -               1,000
  Payments on borrowings                                             -                (400)
                                                             ---------           ---------
     Net cash (used in) provided by financing activities        (3,381)                751


Net (decrease) increase in cash                                 (2,248)                137
Cash and cash equivalents at beginning of year                   5,026               6,674
                                                             ---------           ---------
Cash and cash equivalents at end of period                   $   2,778           $   6,811
                                                             =========           =========

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

September 26, 1999

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ending December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 27, 1998.

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

Note 3 - Hedging Policy

     In the third quarter of 1999, the Company began to hedge its exposure to
fluctuations in cheese costs by    purchasing commodity futures contracts.
Cheese costs represent approximately 40% of the Company's cost of sales and has been extremely volatile over the past two years. The Company accounts for these futures contracts under the Financial Accounting Standard Board's (FASB) Statement of Financial Accounting Standard No. 80 (Statement 80). Statement 80 requires the change in the market value of a futures contract, accounted for as a hedge, as an adjustment of the carrying amount of the hedged item or an adjustment to income when the effects of the related changes in the price of the hedged item are recognized. In accordance with Statement 80, the Company defers gains and losses on futures contracts that are designated and effective as hedges of future commodity purchases and includes them in cost of sales when the hedged item is purchased. Open commodity futures contracts, deferred gains and losses, and recognized gains and losses included in cost of sales, were not significant at September 26, 1999.

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, `Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133' (Statement 137). Statement 137 defers for one year the effective date of FASB Statement of Financial Accounting Standards No. 133, `Accounting for Derivative Instruments and Hedging Activities' (Statement 133). Statement 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments (referred to as fair value hedges); hedges of the variable cash flows of forecasted transactions (cash flow hedges); and hedges of foreign currency exposures of net investments in foreign operations. As amended, Statement 133 is effective for quarters in fiscal years beginning after June 15, 2000. The Company does not expect Statement 133 to have a significant impact on its financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Restaurant Sales. Restaurant sales increased 37% to $24.4 million for the three months ended September 26, 1999, from $17.8 million for the comparable period in 1998, and 45% to $70.3 million for the nine months ended September 26, 1999 from $48.5 million for the comparable period in 1998. These increases were primarily due to a 48% and 57% increase in the number of equivalent restaurants open during the three and nine months ended September 26, 1999, respectively, as compared to 1998. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired or sold during the period on a weighted average basis. Also, comparable sales increased 4.3% and 3.1% in the three and nine months ended September 26, 1999, respectively, from the comparable periods in 1998. The total average unit sales decreased 6.7% and 7.2% in the three and nine months ended September 26, 1999, respectively, from the comparable periods in 1998 due to the significant increase in new and acquired restaurants in the Company's "New Markets", which primarily are restaurants located in Utah, California, Oregon, and Puerto Rico.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 31.8% and 30.9% for the three and nine months ended September 26, 1999, respectively, from 32.5% and 31.9%, respectively, for the comparable periods in 1998. These decreases are primarily attributable to a slight shallowing of discounts and a higher proportion of restaurants in New Markets. All of the Company's restaurants in the domestic United States receive product from PJI, and each restaurant is charged the same price for product, regardless of the location of the restaurant. The Company's selling prices are higher in California, Oregon, and Puerto Rico, thus cost of sales as a percentage of restaurant sales is lower.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased as a percentage of restaurant sales to 27.9% and 28.0% for the three and nine months ended September 26, 1999, respectively, from 26.6% for the comparable periods in 1998. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in the proportion of new and acquired restaurants in New Markets, and also a higher minimum wage in California and Oregon.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, pre-opening expenses and advertising expenses. Other operating expenses increased as a percentage of restaurant sales to

23.8% for the three and nine months ended September 26, 1999 from 23.2% and 23.4%, respectively, for the comparable periods in 1998. These increases are primarily attributable to a higher proportion of newer restaurants (thus lower sales and less leverage) and higher occupancy costs in New Markets partially offset by an insurance expense rebate received in the third quarter of 1999.

     Depreciation and amortization increased as a percentage of restaurant sales to 3.5% and 3.3% for the three and nine months ended September 26, 1999, respectively, from 3.1% and 3.0%, respectively, for the comparable periods in 1998. This increase is primarily attributable to amortization of goodwill of acquired businesses in 1998 and a higher proportion of newer restaurants in New Markets (thus lower sales and less leverage).

     General and administrative expenses decreased slightly as a percentage of restaurant sales to 5.0% for the three and nine months ended September 26, 1999 from 5.1% for the comparable periods in 1998. This decrease was primarily due to the leveraging of general and administrative expenses as a result of increased sales, partially offset by additional corporate infrastructure necessary to support current and future growth.

     Other Income. Other income which consists primarily of investment income decreased $45 thousand and $.2 million for the three and nine months ended September 26, 1999, respectively from the comparable periods in 1998. The decrease in investment income is a result of a lower investment balance due to the acquired businesses in 1998. Investment balances are considered available to fund growth and acquisitions.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Capital expenditures of approximately $8.5 million for the nine months ended September 26, 1999 were funded by maturity of investments and cash flow from operations.

     Cash flow from operations increased to $6.8 million for the nine months ended September 26, 1999 from $5.6 million for the comparable period in 1998.

     Capital expenditures are expected to be approximately $10.5 million for 1999, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at September 26, 1999 include $13.3 million of cash and investments. The Company plans to fund its capital expenditures through 2000 from available cash, investments, and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

     The Company also may repurchase its common stock from time to time. In 1998, the Company's Board authorized a $5.0 million stock buyback. In the third quarter of 1999 the Company repurchased 197,000 shares for approximately $3.6 million. Approximately $500,000 remains on the buyback authorization.

Impact of Year 2000

Some of the Company's older purchased software programs were written using two digits rather than four to define the applicable year. As a result, time-sensitive software or hardware recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations resulting in disruptions of important administrative processes, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has completed an assessment of its computer systems and will have to modify or replace certain software and hardware so that they will function properly in the year 2000 and thereafter. Based on the Company's assessment or representations from software suppliers, or both, the Company believes the total Year 2000 project cost will be less than $25,000 and costs incurred to date have been less than $10,000. Much of the cost related to Year 2000 coincides with existing management plans to replace certain systems (principally the financial accounting system) in order to accommodate the Company's planned growth. The Company's new accounting system was implemented in October 1999. The timing of implementation was not materially affected by Year 2000 concerns.

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

     The Company has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of completion in October 1999 to determine whether such contingency plans are necessary, although at this time the Company knows of no reason its Year 2000 program will not be completed in a timely manner.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks relating to fluctuations in commodity prices. The Company's objective of financial risk management is to minimize the negative impact of commodity price fluctuations on earnings, cash flows and equity. To manage these risks, the Company uses various derivative financial instruments including commodity futures contracts. The Company strictly uses commonly traded instruments entered into with reputable institutions on national exchanges, thereby minimizing the risk of credit loss.

     The availability and price of cheese is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. To reduce price risk caused by market fluctuations, the Company enters into futures contracts to hedge prices on varying proportions of its cheese needs, thereby minimizing the risk of decreased margins from cheese price increases. The fair value of the Company's position is the fair value calculated by valuing its net position at quoted future prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The potential loss in fair value of the Company's futures contracts position at September 26, 1999 from a hypothetical 10% decrease in cheese prices was $100,000.

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

          There were no reports filed on Form 8-K during the quarterly period ended September 26, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PJ AMERICA, INC.



Date:  November 4, 1999                            /s/ D. Ross Davison
                                          ------------------------------------
                                                       D. Ross Davison
                                          Vice President Administration, Chief
                                          Financial Officer and Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT 11

               Statement Re: Computation of Earnings Per Share


                                                     Three Months Ended                     Nine Months Ended
                                              ------------       ------------       ------------        ------------
                                                Sept. 26,          Sept. 27,          Sept. 26,           Sept. 27,
                                                  1999               1998                1999               1998
                                              ------------       ------------       ------------        ------------
(In thousands, except per share amounts)

Weighted average shares outstanding -
   Basic                                             5,750              5,791              5,781               5,787

Shares issuable upon the exercise of
  outstanding stock options and warrants               214                109                220                 135
                                              ------------       ------------       ------------        ------------

Weighted average shares outstanding -
   Diluted                                           5,964              5,900              6,001               5,922
                                              ============       ============       ============        ============

Income before cumulative effect of
   change in accounting principle             $      1,403       $      1,270       $      4,498        $      3,728

Cumulative effect of change in
   accounting principle, net of taxes                    -                  -               (181)                  -
                                              ------------       ------------       ------------        ------------

Net income                                    $      1,403       $      1,270       $      4,317        $      3,728
                                              ============       ============       ============        ============

Basic earnings per share:
    Income before cumulative effect of
    change in accounting principle            $       0.24       $       0.22       $       0.78        $       0.64

    Cumulative effect of accounting
        change, net of taxes                             -                  -              (0.03)                  -
                                              ------------       ------------       ------------        ------------

 Net income per share - Basic                 $       0.24       $       0.22       $       0.75        $       0.64
                                              ============       ============       ============        ============

Diluted earnings per share:
    Income before cumulative effect of
    change in accounting principle            $       0.24       $       0.22       $       0.75        $       0.63

    Cumulative effect of accounting
       change, net of taxes                              -                  -              (0.03)                  -
                                              ------------       ------------       ------------        ------------

    Net income per share - Diluted            $       0.24       $       0.22       $       0.72        $       0.63
                                              ============       ============       ============        ============