Form 10-K
period 1999-12-26
PJ AMERICA INC
filed 2000-02-23
CIK 1021723

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 26, 1999
                                      OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                (205) 981-2800
             (Registrant's telephone number, including area code)
-------------------------------------------------------------------------------

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

                   Yes    X                No ___
                         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ X ]

     As of February 11, 2000, there were 5,420,961 shares of the Registrant's Common Stock outstanding. The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of the Registrant at such date was $41,858,305 based on the last sale price of the Common Stock on February 11, 2000 as reported by the Nasdaq Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 20, 2000.

===============================================================================

                               TABLE OF CONTENTS



PART I

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


PART IV

     Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K

                                    PART I

Item 1.  Business

General

     PJ America, Inc. (the "Company") is the largest franchisee of "Papa John's" pizza delivery and carry-out restaurants. At December 26, 1999, the Company operated 152 Papa John's restaurants in nine states and Puerto Rico. In late 1998, the Company opened its first restaurants in California, Oregon, Washington and Puerto Rico, and acquired restaurants in Utah ("New Markets"). The Company also opened a commissary in Puerto Rico in December 1998. The Company also has restaurants in Alabama, Louisiana, Ohio, Texas and Virginia ("Core Markets"). In 1999, the Company opened 29 of its 35 restaurants in the New Markets. At December 26, 1999, Papa John's International, Inc. ("PJI") and its franchisees (including the Company) operated 2,278 Papa John's restaurants in 47 states, the District of Columbia and internationally.

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

     In December 1998, the Company opened its own commissary in Puerto Rico to service its Puerto Rico restaurants. The Company has been purchasing and expects to be able to continue to purchase product from PJI suppliers under the same terms and prices as PJI's commissaries.

     The Company is leasing the building for the commissary, and the capital investment for improvements and equipment was approximately $1.0 million.

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

     Marketing Programs. The Company's restaurant-level marketing programs target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. In markets in which the Company has a significant presence, local marketing efforts are supplemented with radio and television advertising. The Company anticipates expanding television advertising in 2000, as the market penetration in its existing markets (primarily New Markets) has increased.

Unit Economics

     The Company believes its unit economics are exceptional. The 117 restaurants that were open throughout the entire 1999 fiscal year generated average sales of $731,000, average cash flow (operating income plus depreciation) of $142,000 (or 19.4% of average sales) and average restaurant operating income of $119,000 (or 16.3% of average sales). Sales and profitability in the initial months of operations, historically have been lower than for mature restaurants.

     The average cash investment, including franchise fees for the 35 restaurants opened during the 1999 fiscal year was approximately $275,000, exclusive of land and pre-opening costs. The Company expects the average cash investment for restaurants to be opened in 2000 to be similar to 1999 and anticipates that the new restaurants to be opened in 2000 will primarily be in the New Markets which are all less mature markets for Papa John's Pizza.

Expansion and Site Selection

     The Company's growth strategy will focus on further developing the Papa John's concept through (i) building out its existing markets; (ii) acquiring and developing new territories; and (iii) strategically acquiring existing Papa John's franchisee groups and territories, if available. The Company's objective is to become the leading chain of pizza delivery restaurants in each of its targeted markets. Through a market-by-market expansion strategy focused on clustering restaurants, the Company seeks to increase consumer awareness and take advantage of operational and advertising efficiencies. During fiscal 1999, the Company opened 35 restaurants and sold two restaurants. In 2000, the Company expects to open approximately 28-32 additional restaurants primarily in California, Oregon, Utah, and Puerto Rico. As part of its overall growth strategy, the Company intends to supplement its new restaurant development through acquisitions of existing Papa John's franchisees.

     The Company has entered into development agreements for all of its existing markets. Pursuant to such agreements, the Company is required to open 21 and 26 restaurants in 2000 and 2001, respectively.

     The Company also has a right of first refusal with a term of five years beginning September 1, 1996 to acquire from an affiliate of the Company, the operations and development rights for Papa John's restaurants in Iowa, including the Moline and Rock Island, Illinois areas (but excluding the Council Bluffs area of Iowa), in which 21 restaurants were open at December 26, 1999 and development rights with respect to such territory provide that a total of 9 additional Papa John's restaurants will be opened through 2002. There are no agreements, however, with respect to the Company's acquisition of such territory, and there can be no assurance that such territories will be acquired. PJI has waived its right of first refusal with respect to the Company's possible acquisition of the Iowa territory described above. In addition, certain officers, directors and stockholders of the Company own interests in Papa John's franchisees that operate in certain areas in Michigan, Ohio and South Carolina. PJI has waived its right of first refusal with respect to the Company's possible acquisition of such franchisees.

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

Marketing Programs

     The Company has restaurant-level marketing programs which target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. The Company tailors its store-to-door coupons according to customer buying habits as tracked by the Company's point-of-sale computer systems used in each restaurant. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. The Company currently supplements its local marketing efforts with a limited amount of radio and television advertising. The Company anticipates expanding television advertising in 2000, as the market penetration in its existing markets (primarily new markets) has increased. The Company believes that its marketing programs are cost-effective and significantly increase Papa John's visibility among potential customers. The Company's advertising expenditures as a percentage of restaurant sales for 1999 were 7.4%. Advertising expenditures as a percentage of sales are higher in the New Markets, primarily due to lower average sales volumes while brand awareness and market penetration are being generated.

     The Company's restaurant-level marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John's Marketing Fund, Inc. (the "Marketing Fund") for use by both PJI and its franchisees. The required Marketing Fund contribution is established from time to time by the governing board of the Marketing Fund and in 1999 was 1.0% of restaurant sales. The Marketing Fund contribution in 2000 is currently 1.25% of restaurant sales. The maximum required contribution for PJI franchisees is 1.5% of restaurant sales and can be increased above 1.5% only upon approval by not less than 60% of Marketing Fund members. In addition, PJI may require the Company to participate in an advertising cooperative for its designated market area and to contribute a minimum amount of restaurant sales for local advertising. PJI also provides each of its franchisees with catalogs for uniforms and promotional items and pre-approved, print marketing materials that can be ordered from PJI.

Restaurant Operations

     Management and Employees. A typical Company restaurant employs a restaurant manager, two or three assistant managers and approximately 25 hourly employees, most of who work part-time. The restaurant manager is responsible for the day-to-day operation of the restaurant and for the maintenance of Company established operating standards. The Company seeks to hire experienced restaurant managers and staff and motivate and retain them by providing opportunities for advancement and performance-based financial incentives. In addition, the Company established the 1996 Stock Ownership Incentive Plan, which will enable the Company to provide long-term equity-based incentives for corporate and restaurant management personnel. The Company believes that it has a low managerial turnover rate in comparison to the quick service restaurant industry and that this low turnover rate results in decreased training costs and higher productivity.

     The Company employs area supervisors, each of whom has responsibility for overseeing four to six Company restaurants. The Company also employs regional operations directors who oversee area supervisors and managers within their respective markets.

     Training. The Company has full-time training coordinators in several of it's Core and New Markets. In addition, PJI provides an on-site training team as needed. Each regional area supervisor and restaurant manager is required to complete PJI's two-week training program in which instruction is given on all aspects of PJI's systems and operations. The program includes classroom instruction and hands-on training at an operating Papa John's restaurant. In addition, the Company has developed a specific education and safety program for its delivery drivers.

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

     Generally, a franchise agreement is executed when the Company secures a restaurant location. Each per restaurant development fee is typically credited against PJI's franchise fee, which is payable to PJI upon signing the franchise agreement for a specific location. The franchise fees payable with respect to the Company's restaurants range between $10,000 and $20,000, depending upon the date of execution of the development agreement. With respect to the Company's recent executed development agreements (California, Oregon, Puerto Rico and Utah), the Company expects to pay PJI's standard franchise fee (currently $20,000) at the time the franchise agreement is entered into.

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

     The Company's restaurant operations are also subject to Federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the Federal level. The Federal government increased the Federal minimum wage in September 1997. And, there is also current proposed legislation to increase the Federal minimum wage by $1.00. The Company has restaurants in California, Oregon and Washington that have higher minimum wages than the Federal level. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans

With Disabilities Act of 1990, which, among other things, may require certain minor renovations to its restaurants to meet Federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

     The Company has entered into a development agreement for Papa John's restaurants in Puerto Rico. The Company's ability to establish international operations is subject to various risks, including changing political and economic conditions, currency fluctuations, trade barriers, adverse tax consequences, and government regulations relating to, among other things, the preparation and sale of food, building and zoning requirements, wages, working conditions, and the Company's relationship with its employees. There can be no assurance that the Company will be successful in establishing its international operations or that such risks will not have a material adverse effect on the Company in the future.

Trademarks

     The Company's rights to use PJI's trademarks and service marks are significant to the Company's business. PJI is the owner of the Federal registration of the trademark "Papa John's." PJI has also registered "Pizza Papa John's" and design as a trademark and a service mark. PJI owns Federal registrations for the marks "Pizza Papa John's Delivering the Perfect Pizza!" and design, "Call Your Papa," "Perfect Pizza Perfect Price," "Delivering the Perfect Pizza!", "We Deliver Perfection," "The Official Pizza of Summer," and "Pizza Papa John's Print Network." PJI is aware of the use by other persons in certain geographic areas of names and marks which are the same as or similar to the Company's marks. It is PJI's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Employees

     At February 1, 2000, the Company had approximately 5,000 employees of which approximately 4,200 were restaurant employees, approximately 770 were restaurant management and supervisory personnel and approximately 30 were corporate personnel. Most restaurant employees are part-time and are paid on an hourly basis. None of the Company's employees are currently represented by a labor union, and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

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

Item 2. Properties

     At December 26, 1999, the Company operated 152 Papa John's restaurants.

                       Number of
                      Restaurants
Alabama                    23
Louisiana                  18
Ohio                        9
Texas                       8
Virginia                   40
                          ---
Core Markets               98
                          ---
California                 16
Oregon                     11
Puerto Rico                 4
Utah                       21
Washington                  2
                          ---
New Markets                54
                          ---
Total                     152
                          ===

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

     The Company leases approximately 7,000 square feet of corporate and operations support space collectively in various states. In December 1998, the Company completed the construction of an office building in Alabama, which it owns.

Item 3. Legal Proceedings

     The Company is involved in lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these lawsuits and claims are uncertain, in the aggregate they will not have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company has estimated that it could incur costs of up to $1 million in fiscal 2000 for the deployment and implementation of a new slogan, resulting from the Pizza Hut litigation against Papa John's International, Inc. These charges will be expensed as incurred, however the timing and magnitude of the costs will depend on the outcome of the outstanding litigation, which is currently under appeal.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the current executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company:


                                                                                                   First Elected
Name                                     Age      Position                                       Executive Officer
----                                     ---      --------                                       -----------------
Richard F. Sherman                       56       Chairman of the Board                                1991
Douglas S. Stephens                      36       President, Chief Executive Officer                   1991
D. Ross Davison                          38       Vice President Administration - Chief                1996
                                                   Financial Officer and Treasurer
James S. Riekel                          40       Vice President - Regional Operations                 1993
Robert W. Curtis, Jr.                    35       Vice President - Regional Operations                 1998
John D. Rose                             46       Vice President - Real Estate & Development           1998
J. David Walker                          30       Corporate Controller - Assistant Treasurer           1999

     Richard F. Sherman has served as a director and Chairman of the Board of the Company or certain predecessors since 1991 and in 1999 he was elected a member of the Executive Committee. Mr. Sherman is a private investor who has been a franchisee and a consultant to PJI since 1991. From 1993 to present, Mr. Sherman has been a director of PJI. From 1987 to 1991, Mr. Sherman was Chairman of the Board and President of Rally's Hamburgers, Inc. From 1984 to 1987, Mr. Sherman was President and a director of Church's Chicken, Inc. From 1971 to 1984, Mr. Sherman was Group Executive Vice President and director of Hardee's Food Systems, Inc. and its parent, Imasco USA, Inc. Mr. Sherman serves on the board of directors of Taco Cabana, Inc., and Reed's Jewelers, Inc.

     Douglas S. Stephens has served as a director, President and Chief Executive Officer of the Company or certain predecessors since 1991 and in 1999 he was elected a member of the Executive Committee. From 1989 to 1991, Mr. Stephens was the Vice President of Information Systems for the Kentucky Lottery Corporation. From 1986 to 1989, Mr. Stephens was a systems consultant for Andersen Consulting, a division of Arthur Andersen, LLP, an international professional services firm.

     D. Ross Davison has served as Vice President Administration - Chief Financial Officer and Treasurer of the Company since 1996. From 1985 to 1996, Mr. Davison was with Arthur Andersen, LLP, an international professional services firm, and his most recent position was Senior Manager. From 1983 to 1985, Mr. Davison was with Cotton and Allen, P.S.C., a certified public accounting firm. Mr. Davison is a licensed Certified Public Accountant.

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

     J. David Walker has served as Corporate Controller since October, 1996. Mr. Walker was elected Assistant Treasurer in 1999. From 1991 to 1996 Mr. Walker was with Ernst & Young LLP. Mr. Walker is a licensed Certified Public Accountant.

PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock has traded on the Nasdaq National Market System under the trading symbol "PJAM" since October 25, 1996. At February 7, 2000, there were approximately 70 record holders of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock for the quarters indicated, as reported by the Nasdaq National Market
System:

              1999
          Quarter Ended     High    Low
          -------------     ----    ---

          First Quarter     $23.50  $16.00
          Second Quarter    $25.00  $19.38
          Third Quarter     $25.63  $18.13
          Fourth Quarter    $21.63  $12.00

              1998
          Quarter Ended     High    Low
          -------------     ----    ---

          First Quarter     $18.63  $14.50
          Second Quarter    $21.50  $17.50
          Third Quarter     $21.38  $13.25
          Fourth Quarter    $20.50  $13.25


Since its initial public offering of common stock in October 1996, the Company has not paid dividends on its common stock, and has no plans to do so in the foreseeable future.

Item 6. Selected Financial Data (In thousands, except per share data)


                                                                          FOR THE YEARS ENDED (1)
                                                        -----------------------------------------------------------
                                                        (2)(3)       (2)(3)     (3)
                                                        Dec. 31,     Dec. 29,     Dec. 28,     Dec. 27     Dec. 26,
                                                         1995         1996         1997         1998        1999
                                                        -----------------------------------------------------------
Restraunt sales                                         $ 16,744     $ 24,550    $ 48,128      $ 68,586     $ 95,489
Cost and expenses:
  Cost of sales                                            5,630        8,064      15,251        22,153       29,285
  Salaries and benefits                                    4,158        6,113      12,508        18,272       26,649
  Other operating expenses                                 3,820        5,833      11,535        15,971       22,871
  General and administrative expenses                        887        1,402       2,558         3,466        4,811
  Depreciation and amortization                              393          628       1,302         2,078        3,243
  Litigation compliance and asset impairment (4)               -            -           -             -          690
                                                        ------------------------------------------------------------
     Total costs and expenses                             14,888       22,040      43,154        61,940       87,549
                                                        ------------------------------------------------------------
Operating income                                           1,856        2,510       4,974         6,646        7,940
Other income (expense), net                                  (78)          11         864           916          617
                                                        ------------------------------------------------------------
Income before income taxes                                 1,778        2,521       5,838         7,562        8,557
Provision for income taxes                                   684          941       2,040         2,495        2,909
                                                        ------------------------------------------------------------
Income before cumulative effect of change in
    accounting principle                                $  1,094     $  1,580    $  3,798      $  5,067     $  5,648
  Cumulative effect of change in accounting
    principle, net of tax                                     -             -           -             -         (181)
                                                        ------------------------------------------------------------
  Net income                                            $  1,094     $  1,580    $  3,798      $  5,067     $  5,467
                                                        ============================================================

Basic earnings per share:
  Income before cumulative effect of change in
    accounting principle                                $   0.52     $   0.61    $   0.71      $   0.88     $   0.98
  Cumulative effect of accounting change, net of tax           -            -           -             -        (0.03)
                                                        ------------------------------------------------------------
Basic earnings per share                                $   0.52     $   0.61    $   0.71      $   0.88     $   0.95
                                                        ============================================================
Diluted earnings per share:
  Income before cumulative effect of change in
    accounting principle                                $   0.52     $   0.61    $   0.69      $   0.86     $   0.95
  Cumulative effect of accounting change, net of tax           -           -            -             -        (0.03)
                                                        ------------------------------------------------------------
Diluted earnings per share                              $   0.52     $   0.61    $   0.69      $   0.86     $   0.92
                                                        ============================================================
  Weighted average shares outstanding - Basic              2,120        2,583    $  5,369      $  5,777     $  5,744
                                                        ============================================================
  Weighted average shares outstanding - Diluted            2,120        2,610       5,483         5,919        5,942
                                                        ============================================================
Balance sheet data (end of period):
  Total assets                                          $  3,628     $ 23,614    $ 40,283      $ 48,813     $ 47,937
  Total debt, including current maturities                 1,071           70           -             -            -
  Stockholders' equity                                     1,885       21,518      36,807        41,746       41,538

(1) The Company operates on a 52-53 week year ending on the last Sunday in December each year. Fiscal 1995 was a 53 week year.

(2) Includes the Alabama Group for the entire period presented. Fiscal 1996 also includes the Virginia Group from the date of acquisition (October 30, 1996), which was simultaneous with the closing of the IPO.

(3) Net income reflects a pro forma provision for income taxes assuming the Company's predecessors and OPD were C corporations rather than S corporations.

(4) Litigation compliance and asset impairment relate to signage impairment for re-imaging and reserve for asset impairment for restaurants. The charge net of tax is $455,000, which is equivalent to 8 cents per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is the largest franchisee of Papa John's pizza delivery and carry-out restaurants. At December 26, 1999, the Company operated 152 Papa John's restaurants in nine states and Puerto Rico.

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

     The average cash investment including franchise fees for the 35 restaurants opened or acquired during 1999 was approximately $275,000, exclusive of land and pre-opening costs. The Company expects the average cash investment for restaurants opened in 2000 to be similar to 1999. The unit openings in 2000 will primarily be in the New Markets.

     The Company believes its expansion strategy has contributed to obtaining higher average restaurant sales than the Papa John's franchise system. For restaurants open throughout 1999, average sales were $731,000, compared to average sales in 1998 of $774,000, with the restaurant base increasing 60% (from 73 restaurants to 117 restaurants).

1999 Compared to 1998

     Restaurant Sales. Restaurant sales increased 39% to $95.5 million in 1999, from $68.6 million in 1998. This increase was primarily due to a 50.5% increase in the number of equivalent restaurants open during 1999 as compared to 1998. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired, or sold during the period on a weighted average basis. Also, comparable sales increased 2.3% in 1999 over 1998, for restaurants open throughout both years. The total average unit sales decreased 7.2% from the comparable periods in 1998 due to the significant increase in new and acquired restaurants in the Company's "New Markets".

     Costs and Expenses. Cost of sales, which consists of food, beverage, and paper costs, increased $7.1 million, and decreased as a percentage of restaurant sales to 30.7% in 1999 from 32.3% in 1998. This percentage decrease is primarily attributable to significantly lower average cheese costs in the last quarter of 1999, partially offset by a slight shallowing of discounts, and a higher proportion of units in New Markets. For fiscal 2000, the Company anticipates cheese costs, the most volatile food cost, to be less volatile based on the Company's participation in a franchisee-owned cheese cooperative. All of the Company's restaurants in the domestic United States receive product from PJI, and each restaurant is charged the same price for product, regardless of the location of the restaurant. In 1999, the Company's selling prices were higher in California, Oregon, and Puerto Rico, thus cost of sales as a percentage of restaurant sales was lower.

     Salaries and benefits, which consist of all store level employee wages, taxes and benefits, increased $8.4 million, and increased as a percentage of restaurant sales to 27.9% in 1999 from 26.6% in 1998. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in the proportion of new and acquired restaurants in New Markets, and also a higher minimum wage in California, Oregon and Washington.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, and advertising expenses. Other operating expenses increased $6.9 million, and increased as a percentage of restaurant sales to 24.0% in 1999 compared to 23.3% in 1998. This percentage increase is primarily attributable to a higher proportion of newer restaurants (thus lower sales and less leverage) and higher occupancy costs in New Markets.

     General and administrative expenses increased $1.4 million and decreased as a percentage of restaurant sales to 5.0% in 1999 from 5.1% in 1998.

     Depreciation and amortization increased by $1.2 million, and increased as a percentage of restaurant sales to 3.4% in 1999 from 3.0% in 1998. The dollar and percentage increases were primarily attributable to a higher proportion of newer restaurants in New Markets (thus lower sales and less leverage), and amortization of goodwill of acquired businesses in 1998.

     Litigation compliance and asset impairment costs consists of $.3 million related to signage and other costs for the re-imaging of the Papa John's slogan and $.4 million related to asset impairment of restaurants. The Company has estimated that the impact on fiscal 2000 related to the re-imaging of the Papa John's slogan to be approximately $1 million; however the ultimate amount, if any, is dependent on the outstanding litigation, which is under appeal. The Company does not anticipate any changes in fiscal 2000 related to the assumptions used in determining the asset impairment charge.

     Other Income. Other income which consists primarily of investment income decreased $.3 million from 1998. The decrease in investment income is a result of a lower investment balance due to the acquired businesses in 1998 and the Company's stock repurchases in 1999.


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

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Total capital expenditures (which include franchise and development fees) for 1999 were approximately $11.1 million, primarily for the opening of restaurants and existing restaurant improvements.

     Cash provided by operating activities was $9.5 million, $8.1 million, and $6.5 million in 1999, 1998, and 1997, respectively. The increases are primarily the result of higher net income and depreciation and amortization.

     The Company has financed its operations principally from cash provided by operating activities and proceeds from stock offerings. The Company received net proceeds of $12.2 million from a stock offering in July 1997, which were used to fund capital expenditures or were held in various investments.

     The Company also may repurchase its common stock from time to time. In November 1999, the Company's Board authorized an additional $5.0 million stock buyback, for a total authorization of $10 million. Through 1999, the Company had repurchased 527,000 shares for a total of $8.3 million. At December 26, 1999, approximately $1.7 million remained on the buyback authorization.

     In January 2000, the Company's Board authorized an additional $5.0 million stock buyback, bringing the total authorization to date to $15 million.

     Capital expenditures are expected to be approximately $9.0 million for 2000, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at December 26, 1999 include $9.6 million of cash and investments. The Company plans to fund its capital expenditures through 2000 from available cash, investments, and cash generated from operations. The Company has not sought and does not have any commitments for any credit facilities.

Impact of Inflation

     The Company does not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on the Company in the future.

Impact of Year 2000

The Company is now Year 2000 compliant and there were no adverse events that occurred and no contingency plans were required to be implemented relating to the Year 2000 problem at year-end 1999. The Company spent approximately $10,000 in the year 1999 for its year 2000 readiness efforts. These expenses included replacing some outdated, non-compliant hardware and non-compliant software as well as identifying and remediating known Year 2000 problems. The Company does not anticipate any future exposure related to the year 2000 issue.

Item 7a.    Qualitative and Quantitative Disclosures About Market Risk

The Company is exposed to market risks relating to fluctuations in commodity prices. The Company's objective of financial risk management is to minimize the negative impact of commodity price fluctuations on earnings, cash flows and equity. To manage these risks, the Company uses derivative financial instruments consisting of commodity futures contracts. The Company strictly uses commonly traded instruments entered into with reputable institutions on national exchanges, thereby minimizing the risk of credit loss.

The availability and price of dairy products, such as cheese, is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. To reduce price risk caused by market fluctuations, the Company enters into BFP milk futures contracts to hedge prices on varying proportions of its cheese needs, thereby minimizing the risk of decreased margins from cheese price increases. The fair value of the Company's position is the fair value calculated by valuing its net position at quoted future prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The potential loss in fair value of the Company's futures contracts position at December 26, 1999 from a hypothetical 10% decrease in BFP milk futures prices was $100,000.

Item 8. Financial Statements and Supplementary Data

The following table sets forth the percentage relationship to restaurant sales for certain income statement data for the Company:


                                                                      For the Years Ended (1)
                                                            ----------------------------------------
                                                             Dec. 28,        Dec. 27,       Dec. 26,
                                                             1997(2)           1998           1999
                                                             ---------------------------------------
Restaurant sales                                               100.0%           100.0%        100.0%
Cost and expenses:
  Cost of sales                                                 31.7             32.3          30.7
  Salaries and benefits                                         26.0             26.6          27.9
  Other operating expenses                                      24.0             23.3          24.0
  General and administrative expenses                            5.3              5.1           5.0
  Depreciation and amortization                                  2.7              3.0           3.4
  Litigation compliance and asset impairment                       -                -           0.7
                                                             --------------------------------------
    Total costs and expenses                                    89.7             90.3          91.7
                                                             --------------------------------------
Operating income                                                10.3              9.7           8.3
Other income                                                     1.8              1.3           0.7
                                                             --------------------------------------

Income before income taxes and cumulative effect of
  change in accounting principle                                12.1             11.0           9.0
Income tax expense                                               4.2              3.6           3.1
                                                             --------------------------------------
Income before cumulative effect of change in
  accounting principle                                           7.9              7.4           5.9
Cumulative effect of accounting change, net of tax                 -                -          (0.2)
                                                             --------------------------------------
Net income                                                       7.9%             7.4%          5.7%
                                                             ======================================

Restaurant data - the Company:                                 1997            1998           1999
                                                             --------------------------------------
  Percentage change in comparable restaurant sales               6.9%             4.5%          2.3%
  Average sales for restaurants open for
    full year (in thousands)                                   $ 773            $ 774         $ 731
                                                             ======================================

Number of restaurants:
  Beginning of year                                               46               73           119
  Opened                                                          11               25            35
  Acquired                                                        16               21             -
  Sold                                                             -                -            (2)
                                                             --------------------------------------
End of year                                                       73              119           152
                                                             ======================================

(1) The Company operates on a 52-53 week year ending on the last Sunday in December each year. All years presented are 52 week years.

(2) Net income reflects a pro forma provision for income taxes assuming the Company's predecessors and OPD were C corporations rather than S corporations for each period.

             Index to Financial Statements and Supplementary Data

                                                                                                     Page
                                                                                                     ----
Audited Consolidated Financial Statements
Consolidated Balance Sheets as of December 27, 1998 and December 26, 1999.............                 22

Consolidated Statements of Income for the Years Ended December 28, 1997,
  December 27, 1998 and December 26, 1999 ............................................                 23

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 28, 1997, December 27, 1998 and December 26, 1999..........................                 24

Consolidated Statements of Cash Flows for the Years Ended December 28, 1997,
  December 27, 1998 and December 26, 1999.............................................                 25

Notes to Consolidated Financial Statements............................................                 26

Report of Management..................................................................                 40

Report of Independent Auditors........................................................                 41

                     PJ AMERICA, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                     Dec. 27,        Dec. 26,
(In thousands, except per share data)                 1998            1999
                                                     --------------------------

                           ASSETS
                           ------
Current assets:
     Cash and cash equivalents                         $ 5,026       $ 2,648
     Inventories                                           549           910
     Prepaid expenses and other                            264           420
     Investments                                         8,305         2,879
     Deferred income taxes                                 151           294
                                                     --------------------------
          Total current assets                          14,295         7,151
Investments                                              5,041         4,050
Net property and equipment                              21,146        28,187
Deferred franchise and development costs, net of
  accumulated amortization of $248 in 1998 and
  $410 in 1999                                           3,546         3,854
Goodwill, net of accumulated amortization of
  $132 in 1998 and $295 in 1999                          4,576         4,413
Other assets                                               209           282
                                                     --------------------------
          Total assets                                 $48,813       $47,937
                                                     ==========================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
     Accounts payable                                  $   508       $   583
     Accounts payable - PJI                              1,345             -
     Accrued expenses                                    4,263         4,325
                                                     --------------------------
          Total current liabilities                      6,116         4,908

Deferred income taxes                                      951         1,491

Stockholders' equity:
  Preferred stock ($1.00 par value per share;
     authorized 1,000 shares, no shares issued
     and outstanding)                                        -             -
  Common stock ($.01 par value per share; authorized
     20,000 shares; issued and outstanding shares of
     5,772 in 1998 and 5,416 in 1999)                       58            54
  Additional paid-in-capital                            32,565        31,675
  Retained earnings                                      9,123         9,809
                                                     --------------------------
          Total stockholders' equity                    41,746        41,538
                                                     --------------------------
          Total liabilities and stockholders' equity   $48,813       $47,937
                                                     ==========================

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                             For the Years Ended
                                                      ---------------------------------
                                                      Dec. 28,     Dec. 27,    Dec. 26,
                                                        1997         1998        1999
                                                      ---------------------------------
(In thousands, except per share amounts)
Restaurant sales                                      $ 48,128     $ 68,586    $ 95,489

Restaurant operating expenses:
     Cost of sales                                      15,251       22,153      29,285
     Salaries and benefits                              12,508       18,272      26,649
     Other operating expenses                           11,535       15,971      22,871
     Depreciation and amortization                       1,302        2,078       3,243
                                                      ---------------------------------
                                                        40,596       58,474      82,048
                                                      ---------------------------------

Restaurant operating income                              7,532       10,112      13,441
General and administrative expenses                      2,558        3,466       4,811
Litigation compliance and asset impairment                   -            -         690
                                                      ---------------------------------
Operating income                                         4,974        6,646       7,940

Other income                                               864          916         617
                                                      ---------------------------------

Income before income taxes and cumulative
  effect of change in accounting principle               5,838        7,562       8,557
Income tax expense                                       1,943        2,495       2,909
                                                      ---------------------------------
Income before cumulative effect of change
  in accounting principle                                3,895        5,067       5,648
Cumulative effect of change in accounting
  principle, net of taxes                                    -            -        (181)
                                                      ---------------------------------
Net income                                            $  3,895     $  5,067    $  5,467
                                                      =================================

Basic earnings per share:
     Income before cumulative effect of
      change in accounting principle                  $   0.71     $   0.88    $   0.98
     Cumulative effect of accounting change,
      net of taxes                                           -            -        (.03)
                                                      ---------------------------------

     Net income per share - Basic                     $   0.71     $   0.88    $   0.95
                                                      =================================

Diluted earnings per share:
     Income before cumulative effect of
       change in accounting principle                 $   0.69     $   0.86    $   0.95
     Cumulative effect of accounting change
       net of taxes                                          -            -        (.03)
                                                      ---------------------------------

     Net income per share - Diluted                   $   0.69     $   0.86    $   0.92
                                                      =================================
Weighted average shares outstanding - Basic              5,369        5,777       5,744
                                                      =================================
Weighted average shares outstanding - Diluted            5,483        5,919       5,942
                                                      =================================

                       PJ AMERICA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock
                                                 ----------------   Additional                  Total
                                                                     Paid-In     Retained    Stockholders'
                                                 Shares    Amount    Capital     Earnings       Equity
                                                 ---------------------------------------------------------
(In thousands)

Balance, December 29, 1996                        5,032    $   50     $ 20,029   $  1,439         $ 21,518
     Net income                                       -         -            -      3,895            3,895
     S corporation distributions - OPD                -         -            -       (782)            (782)
     Issuance of common stock
       (net of issuance costs)                      750         8       12,168          -           12,176
                                                 ---------------------------------------------------------

Balance, December 28, 1997                        5,782        58       32,197      4,552           36,807

     Net income                                       -         -            -      5,067            5,067
     Proceeds from exercise of stock options         45         -          675          -              675
     Repurchases of common stock (retired)          (55)        -         (307)      (496)            (803)
                                                 ---------------------------------------------------------

Balance, December 27, 1998                        5,772        58       32,565      9,123           41,746

     Net income                                       -         -            -      5,467            5,467
     Proceeds from exercise of stock options        116         1        1,841          -            1,842
     Repurchases of common stock (retired)         (472)       (5)      (2,731)    (4,781)          (7,517)
                                                 ---------------------------------------------------------

Balance, December 26, 1999                        5,416    $   54     $ 31,675   $  9,809         $ 41,538
                                                 =========================================================

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                           For the Years Ended
                                                    ----------------------------------
                                                     Dec 28,      Dec 27,     Dec 26,
                                                      1997         1998        1999
                                                    ----------------------------------
Operating activities:
Net income                                            $ 3,895      $ 5,067     $ 5,467
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                           1,302        2,078       3,243
Litigation compliance and asset impairment                  -            -         690
Deferred income taxes                                     453          380         397
Changes in operating assets and liabilities:
     Inventories                                          (82)        (140)       (361)
     Prepaid expenses and other                             8           31        (156)
     Accounts payable                                     336         (127)         75
     Accrued expenses                                     654          402         259
     Other                                                  -          362           -
Other assets                                              (35)          53         (73)
                                                      --------------------------------
Net cash provided by operating activities               6,531        8,106       9,541

Investing Activities:
Purchases of property, equipment, franchise and
  development fees                                     (4,462)     (10,005)    (11,119)
Purchase of investments                               (50,550)     (36,154)    (45,130)
Proceeds from maturity of investments                  41,376       44,040      51,547
Acquisitions                                           (1,621)      (9,049)          -
                                                      --------------------------------
Net cash used in investing activities                 (15,257)     (11,168)     (4,702)

Financing Activities:
Proceeds from (payments on) PJI borrowings                  -        1,345      (1,345)
Proceeds from issuance of common stock                 12,176            -           -
Proceeds from exercise of stock options                     -          675       1,842
Repurchases of common stock                                 -         (803)     (7,517)
Payments on bank borrowings                               (70)           -           -
Issuance of stockholder notes                               -          197        (197)
Distributions paid - S Corporation                       (782)           -           -
                                                      --------------------------------
Net cash provided by (used in) financing activities    11,324        1,414      (7,217)
                                                      --------------------------------

Net increase (decrease) in cash and cash equivalents    2,598       (1,648)     (2,378)
Cash and cash equivalents at beginning of year          4,076        6,674       5,026
                                                      --------------------------------
Cash and cash equivalents at end of year              $ 6,674      $ 5,026     $ 2,648
                                                      ================================

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation and Description of Business

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiaries (the Company). All significant inter-company transactions between the consolidated companies have been eliminated.

Description of Business

     The Company operates pizza delivery and carry-out restaurants under the trademark "Papa John's" in nine states and Puerto Rico. At December 26, 1999, the Company operated 152 restaurants.

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

Investments

     The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. All investment securities held by the Company have been classified as held-to-maturity. Held-to-maturity investment securities are stated at amortized cost with any amortization of premiums and accretion of discounts included in other income.

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

Advertising and Related Costs

     Advertising and related costs include restaurant activities such as mail coupons, doorhangers, promotional items, and required contributions to PJI's production fund (0.80% to 1.0% of restaurant sales). Such amounts are expensed as incurred and were approximately $3.5 million, $4.6 million and $7.1 million in 1997, 1998 and 1999, respectively, and are included in other operating expenses in the consolidated statements of income.

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.  Significant Accounting Policies (continued)

Goodwill

     Goodwill represents the excess of cost over fair value of assets acquired and is being amortized over 20-30 years using the straight-line method. The Company reviews the carrying value of goodwill if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable based upon the undiscounted expected future cash flows over the remaining amortization periods, the Company's carrying value of goodwill is reduced by the excess of the carrying value over the fair value of the entity acquired.

Stock-Based Compensation

     The Company follows the provisions of Accounting Principles Board Opinion
(APB) No. 25 for its stock-based compensation awards (see Note 12).

Income Taxes

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with the provisions of SFAS No. 109, deferred income taxes reflect the temporary tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities.

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

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.  Significant Accounting Policies (continued)

Reclassifications

     Certain amounts in the 1997 and 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

Hedging Policy

     In the third quarter of 1999, the Company began to hedge its exposure to fluctuations in cheese costs by purchasing commodity futures contracts. Cheese costs represent approximately 40% of the Company's cost of sales and has been extremely volatile over the past two years. All positions the Company has taken in derivative contracts have qualified for hedge accounting in accordance with the criteria established by FAS Statement 80, "Accounting for Futures Contracts." Upon entering a derivative contract, the Company uses this criteria to evaluate the correlation of risk protection provided by a derivative contract to the risk created by market fluctuations to ensure hedge accounting is appropriate for the contract. Accordingly, gains and losses related to qualifying hedges of anticipated transactions are deferred and recognized as an adjustment to the carrying amount of the underlying asset or liability when the anticipated transaction occurs.

     Any resulting gains or losses from early termination of a derivative designated as a hedge are deferred and recognized in income or as an adjustment of the carrying amount of the underlying asset or liability when the hedged transaction occurs. Any gains or losses that result when the designated item is extinguished, such as maturity, sale, or termination, or when the hedged transaction is no longer likely to occur, are included in income in the period in which the extinguishment takes place or it is known that the hedged anticipated transaction will not occur.

Long-Lived Assets

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, impairment losses are to be recorded on long-lived assets used in operations and intangible assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of.


3.  Stock Offerings and Repurchases

     In July 1997, the Company completed an offering of its common stock, pursuant to which the Company sold 750,000 shares of its common stock at $17.75 per share. Net proceeds of the offering (after deducting the underwriting discount of $.7 million and expenses of $.4 million) were $12.2 million.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


3.   Stock Offerings and Repurchases (continued)

     In November 1999, the Board of Directors authorized the Company to purchase an additional $5 million of its common stock in both open market purchases as well as private transactions. This brought the total authorization to $10 million. As of December 26, 1999, the Company had repurchased and immediately retired 527,000 shares at various prices totaling $8.3 million.

4.   Business Combinations

     In May 1998, the Company acquired a 22-restaurant Papa John's territory in Southern Louisiana, which included nine existing restaurants, five restaurants under development, and development rights for eight additional restaurants. The purchase price was $4.3 million in cash and a short term note payable to sellers, plus the assumption of $1.4 million of debt, which was immediately retired. The above acquisition was with certain Company directors and officers, including the Chairman of the Board and Chief Executive Officer.

     In September 1998, the Company acquired a 30-restaurant Papa John's territory in Utah, which included 12 existing restaurants and development rights for 18 additional restaurants. The purchase price was $.8 million in cash plus the assumption of $2.5 million of debt, which was immediately retired. The above acquisition was with certain Company directors and officers, including the Chairman of the Board and Chief Executive Officer.

     The above business combinations were accounted for by the purchase method of accounting, whereby operating results subsequent to the acquisition date have been included in the Company's consolidated financial statements.

     The following represents the unaudited pro forma results of operations for the years ended December 28, 1997 and December 27, 1998 as if the acquisitions had occurred at the beginning of fiscal 1997.

     (In Thousands, except per share amounts)
                                             1997            1998
     Restaurant sales                        $55,495         $74,534
                                             =======================
     Income before income taxes              $ 5,113         $ 7,220
                                             =======================
     Pro forma net income                    $ 3,435         $ 4,850
                                             =======================
     Pro forma net income per share:
          Basic                              $   .64         $   .84
                                             =======================
          Diluted                            $   .63         $   .82
                                             =======================
     Weighted average shares outstanding:
          Basic                                5,369           5,777
                                             =======================
          Diluted                              5,483           5,919
                                             =======================

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

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.   Business Combinations (continued)

     On June 5, 1997, PJAM Acquisition Subsidiary, a subsidiary of PJ America, Inc., merged with OPD, based in Akron, Ohio, in a transaction accounted for as a pooling of interests. Pursuant to the Agreement and Plan of Merger, dated as of May 30, 1997, PJAM Acquisition Subsidiary was merged into OPD, with OPD surviving the merger as a wholly-owned subsidiary of PJ America, Inc. Pursuant to a fixed formula price, the OPD shareholders received 276,610 shares of the Company's common stock in exchange for 100% of the common stock of OPD. The total value of the transaction was approximately $4.6 million, based upon the conversion value of $16.50 per common share agreed upon on May 20, 1997.

     Pro forma information for the year ended December 28, 1997 has been presented as if OPD had been treated as a C corporation rather than a S corporation, with assumed effective income tax rates of 41%.

     During 1997, the Company purchased the assets of eight Papa John's restaurants from other franchisees for total cash consideration of $1.6 million.

5.   Investments

     A summary of the Company's held-to-maturity securities, principally corporate debt securities and municipal bonds, as of December 26, 1999 and December 27, 1998 follows (in thousands):

                                  Gross              Gross
                Amortized       Unrealized         Unrealized           Estimated
                Cost           Holding Gains      Holding Losses       Fair Value
                -----------------------------------------------------------------
1999            $ 6,929            $  -                $(49)            $ 6,880
                =================================================================
1998            $13,346            $106                $  -             $13,452
                =================================================================

Approximately 40% of the Company's held-to-maturity securities at December 26, 1999 will mature within one year with the remainder maturing between one and three years.

6.   Net Property and Equipment

     Net property and equipment consists of the following (in thousands):

                                                           December 27,        December 26,
                                                               1998                1999
                                                           --------------------------------
          Land                                               $ 1,276              $ 1,276
          Building and leasehold improvements                 12,776               18,066
          Commissary and restaurant equipment                 11,991               16,691
          Construction in process                                167                  648
                                                           --------------------------------
                                                              26,210               36,681
                                                              (5,064)              (8,494)
          Less accumulated depreciation                    --------------------------------
          Net property and equipment                         $21,146              $28,187
                                                           ================================

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


6.   Net Property and Equipment (continued)

     Based on a review of the Company's restaurants which had incurred operating losses or had negative cash flow during 1999, the Company determined that two of its restaurants had assets which were impaired. In accordance with SFAS 121, the Company has written down these assets to their salvage value.

     The asset impairment charge related to restaurants to be sold or closed was $.4 million and is included under the caption litigation compliance and asset impairment in the consolidated statements of income. The Company intends to close or sell these restaurants and the underlying assets during fiscal 2000. For fiscal 1999, these restaurants had revenues of $.7 million and reported operating losses before interest and taxes of approximately $.2 million.

7.   Accrued Expenses

     Accrued expenses consists of the following (in thousands):

                                            1998               1999
                                          -------------------------
          Salaries and wages              $  854             $  782
          Taxes, other than income           668                655
          Advertising and royalties          400                396
          Shareholder notes payable          197                  -
          Other                            2,144              2,492
                                          -------------------------
                                          $4,263             $4,325
                                          =========================

8.   Income Taxes

     A summary of income tax expense is as follows (in thousands):

                                            1997          1998         1999
                                            ----          ----         ----
          Current
               Federal                    $1,372        $1,925       $2,283
               State and local               118           190          229
          Deferred (federal and state)       453           380          397
                                          ---------------------------------
          Income tax expense              $1,943        $2,495       $2,909
                                          =================================

                      PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


8.   Income Taxes (continued)

     Net deferred tax assets (liabilities) as of December 27, 1998 and December 26, 1999 are comprised of the following (in thousands):

                                                                  1998          1999
                                                                  ----          ----
          Deferred tax assets - nondeductible reserves
            and accruals                                         $ 151       $   294
          NOL carry forward - international and state                -           176
          Deferred tax liabilities - accelerated
          depreciation                                            (951)       (1,667)
                                                                 -------------------
          Net deferred tax liabilities                            (800)      $(1,197)
                                                                 ===================

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):


                                                         1997           1998           1999
                                                         ----           ----           ----
Income tax expense at U.S. federal statutory rates      $1,985         $2,571         $2,909
Increases (decreases) resulting from:
Income tax expense from operations of OPD prior to
   termination of S corporation status                    (125)             -              -
State and local income taxes - net                         129            125            151
Tax exempt interest income                                (115)          (242)          (135)
Other                                                       69             41            (16)
                                                        ------------------------------------
Income tax expense                                      $1,943         $2,495         $2,909
                                                        ====================================

Income tax payments amounted to $1.5 million, $1.8 million and $1.8 million in 1997, 1998, and 1999, respectively.

     Concurrent with the acquisition of OPD (See Note 4), OPD terminated their status as an S corporation on June 5, 1997. OPD was previously only subject to local income taxes. The differences between OPD's tax basis and financial reporting basis were immaterial.

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


10.   Related Party Transactions

Franchisor

     Under the terms of area development agreements between the Company and PJI, the Company paid development fees ranging from $3,500 to $5,000 per restaurant. Franchise fees ranging from $1,150 to $15,000 have been paid as each new restaurant was opened. Royalties in the amount of 4% of restaurant sales are paid monthly to PJI, and a monthly contribution of 1.0% of sales is paid to the Marketing Fund of PJI. The Company is required to buy certain proprietary food products from PJI's commissary subsidiary and has elected to buy substantially all other food products, supplies, marketing materials and equipment from PJI or its subsidiaries.

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

     In connection with the Company's Initial Public Offering, the Company issued a warrant to PJ USA (a subsidiary of PJI) to purchase 225,000 shares of common stock at $11.25 per share. The warrant was issued in consideration for, among other things, the rights to enter into development agreements and the waiver of rights of first refusal of certain affiliated franchisees. The Company expects to pay all standard development and franchise fees in connection with operating restaurants in these territories. The warrant is exercisable in whole or in part at any time until October 30, 2001.


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

Stockholders

     Notes payable to shareholders at December 27, 1998, of approximately $200,000 relates to the acquisition of the Southern Louisiana market, and carried interest at 5.5%. This note was paid in full during 1999.

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

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


11.  Leases

     The Company primarily leases restaurant retail space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. Future minimum lease payments are as follows (in thousands):

                        2000                     3,015
                        2001                     2,651
                        2002                     2,310
                        2003                     1,768
                        2004                       967
                        Thereafter               1,649
                                            ----------
                                               $12,360
                                            ==========


     Rent expense was approximately $.9 million, $1.5 million and $2.4 million in 1997, 1998, and 1999, respectively.


12.  Stock Options

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

     The Company awards stock options under the PJ America, Inc. 1996 Stock Ownership Incentive Plan (the "Incentive Plan") and the PJ America, Inc. 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Shares of common stock authorized for issuance are 1,000,000 under the Incentive Plan and 160,000 under the Directors' Plan. In October 1999, the Board of Directors' amended the Directors' Plan to 240,000 shares. The amendment will be submitted for stockholder approval at the Annual Meeting of Shareholders on June 20, 2000. Options granted under both plans generally expire ten years from the date of grant and vest over one to four year periods.

     The Incentive Plan also provides for awards of restricted stock, however the Company has not granted any such awards.

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


12.  Stock Options (continued)

     Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 25, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .93, .49, and .48, respectively; and a weighted-average expected life of the options of 3.5, 4.0 and 4.0 years, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except per share amounts):

                                           1997    1998    1999
----------------------------------------------------------------
Pro forma net income                      $3,440  $4,475  $4,464
Pro forma earnings per share - Basic        0.64    0.77    0.78
Pro forma earnings per share - Diluted      0.63    0.75    0.75

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


12.    Stock Options (continued)

     Information pertaining to options for 1997, 1998 and 1999 is as follows (number of options in thousands):


                                           1997                       1998                       1999
                               -------------------------------------------------------------------------------
                                                Weighted                   Weighted                   Weighted
                                                Average                    Average                    Average
                                                Exercise                   Exercise                   Exercise
                                   Options       Price        Options       Price        Options       Price
--------------------------------------------------------------------------------------------------------------
Outstanding - beginning
   of year                             336        $12.50          540        $13.15          858        $13.50
Granted                                223         14.18          429         13.95          266         16.38
Exercised                                -             -          (45)        13.21         (116)        13.39
Cancelled                              (19)        15.42          (66)        13.82          (42)        13.82
--------------------------------------------------------------------------------------------------------------
Outstanding - end of year              540        $13.15          858        $13.50          966        $14.27
==============================================================================================================
Exercisable - end of year               83        $12.50          229        $13.47          342        $13.41
==============================================================================================================
Weighted-average fair value of
 options granted during the
  year                               $6.29                      $6.24                     $10.35
==============================================================================================================
Weighted-average contractual
   life                                9.4                        8.2                        8.7
==============================================================================================================

At December 26, 1999, approximately 47,000 shares were available for future issuance under the Incentive Plan. Contingent upon approval by the Company's stockholders of the amendment to the Directors' Plan described above, 66,000 shares were available at December 26, 1999 for future issuance under the Directors' Plan.

     The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for 1997 through 1999:

(In thousands)                                              1997          1998          1999
                                                        ------------  ------------  ------------
Weighted-average shares outstanding - Basic                    5,369         5,777         5,744
Shares issuable upon the exercise of outstanding
     stock options and warrants                                  114           142           198
                                                      ==========================================
Weighted-average shares outstanding - Diluted                  5,483         5,919         5,942
                                                      ==========================================

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


13.  Quarterly Data (Unaudited) in thousands, except per share data

                               1st Quarter       2nd Quarter       3rd Quarter         4th Quarter
---------------------------------------------------------------------------------------------------
                             1998      1999     1998     1999     1998     1999     1998     1999(1)
---------------------------------------------------------------------------------------------------
Restaurant sales            $14,218  $21,855   $16,499  $24,001  $17,789  $24,425  $20,080  $25,207
Operating income              1,471    2,066     1,684    2,299    1,685    1,960    1,807    1,614
Income before cumulative
   effect of change in
   accounting principle       1,168    1,475     1,290    1,620    1,270    1,403    1,339    1,150
Cumulative effect of
   accounting change,
    net of tax                    -     (181)        -        -        -        -        -        -
                          -------------------------------------------------------------------------
Net income                    1,168    1,294     1,290    1,620    1,270    1,403    1,339    1,150
                          =========================================================================

Income per share before
   cumulative effect of
   accounting change -
    Basic                       .20      .26       .22      .28      .22      .24      .23      .20
Cumulative effect of
   accounting change, net
   of tax                         -     (.03)        -        -        -        -        -        -
                          -------------------------------------------------------------------------
Net income per share -
 Basic                          .20     (.23)      .22      .28      .22      .24      .23      .20
                          =========================================================================

Income per share before
   cumulative effect of
   accounting change  -
   Diluted                      .20      .25       .22      .27      .22      .23      .23      .20
Cumulative effect of
   accounting change, net
   of taxes                       -     (.03)        -        -        -        -        -        -
                          -------------------------------------------------------------------------
Net income                      .20      .22       .22      .27      .22      .23      .23      .20
                          =========================================================================

(1) The fourth quarter of 1999 includes a non-recurring charge of $690,000 pretax, and $455,000 net of tax, which is equivalent to 8 cents per share.


14.  Derivative Financial Instruments

     The Company periodically uses futures contracts, which are common derivative financial instruments, to hedge its exposure to fluctuations in cheese costs. In using these instruments, the Company is subject to the off-balance-sheet credit risk that the counterparties of the transactions will fail to perform as contracted. The Company manages this risk by only entering into contracts with highly rated institutions and listed exchanges. The Company does not hold or issue derivative financial instruments for the purpose of trading.

The Company recognized losses related to futures contracts of $.3 million during fiscal 1999. These losses are included in cost of sales in the consolidated statements of income. The Company had open futures contracts at December 26, 1999, with notional amounts of approximately $1 million to hedge anticipated cheese purchases in 2000. These futures contracts were in a net unrealized loss position of approximately $.1 million at December 26, 1999.

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



 /s/ Douglas S. Stephens             /s/ D. Ross Davison
---------------------------         -------------------------------------
Douglas S. Stephens                 D. Ross Davison
President and C.E.O.                Vice President Administration, C.F.O.
                                    and Treasurer

                               ERNST & YOUNG LLP,
                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PJ America, Inc.

     We have audited the accompanying consolidated balance sheets of PJ America, Inc. and Subsidiaries as of December 27, 1998 and December 26, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 28, 1997, December 27, 1998 and December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PJ America, Inc. and Subsidiaries, at December 27, 1998 and December 26, 1999, and the consolidated results of their operations and their cash flows for the years ended December 28, 1997, December 27, 1998 and December 26, 1999 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for the costs of start-up activities.

                                                      /s/ Ernst & Young LLP
                                                      _____________________

Birmingham, Alabama
February 3, 2000

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of PJ America, Inc. and Subsidiaries and the reports of management and independent auditors are included in Item 8:

                                                                            Page
                                                                            ----
     Consolidated Balance Sheets as of December 27, 1998 and
          December 26, 1999................................................ 22
     Consolidated Statements of Income for the Years Ended
          December 28, 1997 December 27, 1998 and December 26, 1999........ 23
     Consolidated Statements of Stockholders' Equity for the Years Ended
          December 28, 1997, December 27, 1998 and December 26, 1999....... 24
     Consolidated Statements of Cash Flows for the Years Ended
          December 28, 1997 December 27, 1998 and December 26, 1999........ 25
     Notes to Consolidated Financial Statements............................ 26
     Report of Management.................................................. 40
     Report of Independent Auditors........................................ 41

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

10.35 Purchase Agreement among PJ America, Inc., Ohio Pizza Delivery Co., Inc., PJ Utah, LLC, and Members dated September 3, 1998.

21        Subsidiaries of the Company:
          (a)  PJ Cheese, Inc. an Alabama corporation
          (b)  Ohio Pizza Delivery Co., Inc. an Ohio corporation
          (c)  PJ Louisiana, LLC, a Louisiana limited liability corporation
          (d)  PJ Utah, LLC, a Utah limited liability corporation
          (e)  Pizza Caribe, Inc. a Puerto Rico corporation

23        Consent of Ernst & Young LLP, Independent Auditors

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 18, 2000      PJ AMERICA, INC.

                              By:    /s/  Douglas S. Stephens
                                  ------------------------------
                                        Douglas S. Stephens
                                Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title
---------                    -----

/s/  Richard F. Sherman      Chairman of the Board             February 18, 2000
-------------------------
     Richard F. Sherman

/s/  Douglas S. Stephens     Chief Executive Officer,          February 18, 2000
-------------------------    President and Director
     Douglas S. Stephens


/s/  D. Ross Davison         Vice President Administration     February 18, 2000
-------------------------    Chief Financial Officer and
     D. Ross Davison         Treasurer (Chief Financial and
                             Accounting Officer)

/s/  Michael M. Fleishman    Director                          February 18, 2000
-------------------------
     Michael M. Fleishman

/s/  Martin T. Hart          Director                          February 18, 2000
-------------------------
     Martin T. Hart

/s/  Frank O. Keener         Director                          February 18, 2000
-------------------------
     Frank O. Keener

/s/  Stephen P. Langford     Director                          February 18, 2000
-------------------------
     Stephen P. Langford

/s/  Charles W. Schnatter    Director                          February 18, 2000
-------------------------
     Charles W. Schnatter