Form 10-Q
period 2000-03-26
PJ AMERICA INC
filed 2000-04-28
CIK 1021723

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 26, 2000

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

               Yes    X                                  No ___
                     ---

     At April 19, 2000, there were 5,009,148 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX



PART I.                                FINANCIAL INFORMATION                            Page No.
                                                                                        --------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) -
               March 26, 2000 and December 26, 1999                                         2


               Condensed Consolidated Statements of Income (Unaudited) -
               Three Months Ended March 26, 2000 and March 28, 1999                         3


               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Three Months Ended March 26, 2000 and March 28, 1999                         4


               Notes to Condensed Consolidated Financial Statements (Unaudited)             5


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                        6



PART II.       OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                                             8

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                     March 26,      December 26,
                                                       2000             1999
                                                    (Unaudited)        (Note)
                                                    -----------     ------------
(In thousands)
Assets
Current assets:
     Cash and cash equivalents                      $       603      $    2,648
     Inventories                                            759             910
     Prepaid expenses and other                             978             420
     Investments                                          1,026           2,879
     Deferred income taxes                                  294             294
                                                    -----------      ----------
Total current assets                                      3,660           7,151

Investments                                               4,150           4,050
Net property and equipment                               29,897          28,187
Deferred franchise and development costs,
  net of accumulated amortization                         3,854           3,854
Goodwill, net of accumulated amortization                 4,371           4,413
Other assets                                                289             282
                                                    -----------      ----------
Total assets                                        $    46,221      $   47,937
                                                    ===========      ==========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses          $     4,402      $    4,908
                                                    -----------      ----------
Total current liabilities                                 4,402           4,908

Deferred income taxes                                     1,690           1,491

Stockholders' equity:
     Common stock                                            52              54
     Additional paid-in-capital                          30,238          31,675
     Retained earnings                                    9,839           9,809
                                                    -----------      ----------
Total stockholders' equity                               40,129          41,538
                                                    -----------      ----------
Total liabilities and stockholders' equity          $    46,221      $   47,937
                                                    ===========      ==========

Note: The condensed consolidated balance sheet at December 26, 1999 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                          Three Months Ended
                                                          March 26,  March 28,
                                                             2000       1999
                                                          ---------  ---------
(In thousands, except per share amounts)
Restaurant sales                                          $ 25,825   $ 21,855

Restaurant operating expenses:
     Cost of sales                                           7,649      6,620
     Salaries and benefits                                   7,526      6,081
     Other operating expenses                                6,525      5,241
     Depreciation and amortization                             946        710
                                                          ---------  ---------
                                                            22,646     18,652
                                                          ---------  ---------
Restaurant operating income                                  3,179      3,203
General and administrative expenses                          1,430      1,137
                                                          ---------  ---------
Operating income                                             1,749      2,066

Other income                                                   106        169
                                                          ---------  ---------

Income before income taxes and cumulative effect of
  change in accounting principle                             1,855      2,235
Income tax expense                                             649        760
                                                          ---------  ---------
Income before cumulative effect of change in
  accounting principle                                       1,206      1,475
Cumulative effect of change in accounting principle,
  net of taxes                                                  -        (181)
                                                          ---------  ---------

Net income                                                $  1,206   $  1,294
                                                          =========  =========
Basic earnings per share:
     Income before cumulative effect of change in
       accounting principle                               $   0.23   $   0.25
     Cumulative effect of accounting change, net of
       taxes                                                    -       (0.03)
                                                          ---------  ---------
     Net income per share - Basic                         $   0.23   $   0.22
                                                          =========  =========
Diluted earnings per share:
     Income before cumulative effect of change in
       accounting principle                               $   0.23   $   0.25
     Cumulative effect of accounting change,
       net of taxes                                             -       (0.03)
                                                          ---------  ---------
     Net income per share - Diluted                       $   0.23   $   0.22
                                                          =========  =========
Weighted average shares outstanding - Basic                  5,290      5,779
                                                          =========  =========
Weighted average shares outstanding - Diluted                5,312      5,996
                                                          =========  =========

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                   Three Months Ended
                                                                March 26,       March 28,
                                                                  2000            1999
                                                                ---------       ---------
(In thousands)
Cash Flows from Operating Activities
  Net cash provided by operating activities                      $  1,431        $   760

Cash Flows from Investing Activities
  Purchases of property, equipment, franchise and
   and development fees                                            (2,614)        (2,414)
  Maturity of investments                                           1,753          1,818
                                                                ---------        -------
    Net cash used in investing activities                            (861)          (596)

Cash Flows from Financing Activities
  Repurchase of stock                                              (2,687)             -
  Proceeds from exercise of stock options                              72            410
                                                                ---------        -------
    Net cash (used in) provided by financing activities            (2,615)           410

Net increase (decrease) in cash                                    (2,045)           574
Cash and cash equivalents at beginning of year                      2,648          5,026
                                                                ---------        -------

Cash and cash equivalents at end of period                      $     603        $ 5,600
                                                                =========        =======

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

March 26, 2000

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 26, 1999.

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


Note 2 - Investment in BIBP Commodities, Inc.

     In January 2000, the Company purchased 2 ownership interests for $100,000 in BIBP Commodities, Inc. (BIBP) which represents an 18% ownership interest. BIBP is owned by various Papa John's International, Inc. ("PJI") franchisees, and its sole purpose is to purchase cheese at current market prices, and sell the cheese back to PJI at a fixed quarterly price. PJI then sells the cheese to the franchisees (which includes the Company) at fixed quarterly prices. The company's investment in BIBP is carried at cost in the financial statements.


Note 3 - Stock Offerings and Repurchases

     In January 2000, the Board of Directors authorized the Company to purchase an additional $5 million of its common stock in both open market purchases as well as private transactions. This brought the total authorization to $15 million. As of March 26, 2000, the Company had repurchased and immediately retired 784,700 shares at various prices totaling approximately $11.0 million.

     Subsequent to March 26, 2000, the Company repurchased 255,000 shares at various prices totaling approximately $2.8 million.


Note 4 - Change in Accounting for Deferred Commissary Start-Up Costs - 1999

     In the first quarter of 1999, the Company adopted the American Institute of CPAs Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," which requires entities to expense all start-up and pre-opening costs as they are incurred. The Company previously deferred commissary start-up costs and amortized them over a period of one year from the facility's opening date. The cumulative effect of this change in accounting principle, net of tax, was $181 thousand or $.03 per share and was recorded in the first quarter of 1999 as required by the SOP.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Restaurant Sales. Restaurant sales increased 18% to $25.8 million for the three months ended March 26, 2000, from $21.9 million for the comparable period in 1999. This increase was primarily due to a 25% increase in the number of equivalent restaurants open during the three months ended March 26, 2000 as compared to 1999. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired, or sold during the period on a weighted average basis. Also, comparable sales increased .2% for the three months ended March 26, 2000 over the comparable period in 1999. The total average unit sales decreased 5.5% due to the significant increase in restaurants in the Company's "New Markets", which primarily are restaurants located in Utah, California, Oregon, and Puerto Rico.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 29.6% for the three months ended March 26, 2000, from 30.3% for the comparable period in 1999. This decrease is primarily attributable to lower cheese prices, partially offset by more discounting and higher meat and box costs. All of the Company's restaurants in the domestic United States receive product from PJI, and each restaurant is charged the same price for product, regardless of the location of the restaurant.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased as a percentage of restaurant sales to 29.1% for the three months ended March 26, 2000, from 27.8% for the comparable period in 1999. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in the proportion of restaurants in New Markets, an average wage rate increase of approximately 3%, and less leverage on projected sales.

     Other operating expenses include other restaurant level operating costs, the material components of which are advertising expenses, automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, and pre-opening expenses. Other operating expenses increased as a percentage of restaurant sales to 25.3% for the three months ended March 26, 2000, from 24.0% for the comparable period in 1999. This increase is primarily attributable to higher advertising expenses in the quarter, less leverage on lower sales volumes, and a higher proportion of restaurants with higher occupancy costs in New Markets.

     Depreciation and amortization increased as a percentage of restaurant sales to 3.7% for the three months ended March 26, 2000, from 3.2% for the comparable period in 1999. This increase is primarily attributable to a higher proportion of restaurants in New Markets (thus lower sales and less leverage).

     General and administrative expenses increased slightly as a percentage of restaurant sales to 5.5% for the three months ended March 26, 2000, from 5.2% for the comparable period in 1999. This increase was primarily due to additional corporate infrastructure necessary to support current and future growth, and less leverage on sales, primarily in New Markets.

     Other Income. Other income which consists primarily of investment income decreased $.1 million for the three months ended March 26, 2000. The decrease in investment income is a result of a lower investment balance due to stock repurchases. Investment balances are considered available to fund growth and acquisitions.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Capital expenditures of approximately $2.6 million for the three months ended March 26, 2000, were funded by maturity of investments and cash flow from operations.

     Cash flow from operations increased to $1.4 million for the three months ended March 26, 2000 from $.8 million for the comparable period in 1999.

     Capital expenditures are expected to be approximately $9 million for 2000, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at March 26, 2000 include $5.8 million of cash and investments. The Company plans to fund its capital expenditures through 2000 from available cash, investments, and cash generated from operations. The Company does not have any commitments for any credit facilities.

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

      A current report on Form 8-K dated February 2, 2000 was filed announcing the Company's sales results for 1999, and an authorization for an additional $5 million to purchase stock, bringing the total authorization to date to $15 million.

      A current report on Form 8-K dated February 23, 2000 was filed announcing fourth quarter 1999 earnings, and a plan to increase discounting and advertising, primarily in newer markets. The company projected first quarter 2000 earnings of 23 to 27 cents.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PJ AMERICA, INC.




Date: April 28, 2000                             /s/ D. Ross Davison
                                       -----------------------------------------
                                                   D. Ross Davison
                                           Vice President of Administration,
                                         Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)