Form 10-Q
period 2000-06-25
PJ AMERICA INC
filed 2000-08-07
CIK 1021723

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 25, 2000

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

               Yes    X                                     No ___
                     ---

     At July 21, 2000, there were 4,589,648 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.   Financial Statements


          Condensed Consolidated Balance Sheets (Unaudited) -
          June 25, 2000 and December 26, 1999                                 2


          Condensed Consolidated Statements of Income (Unaudited) -
          Three Months and Six Months Ended June 25, 2000 and June 27, 1999   3


          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Three Months and Six Months Ended June 25, 2000 and June 27, 1999   4


          Notes to Condensed Consolidated Financial Statements (Unaudited)    5


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               6



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                 8

Item 6.   Exhibits and Reports on Form 8-K                                    9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                                              June 25,                 December 26,
                                                                                2000                       1999
                                                                             (Unaudited)                  (Note)
                                                                          ------------------        ------------------
(In thousands)
Assets
Current assets:
     Cash and cash equivalents                                            $               -         $           2,648
     Inventories                                                                        676                       910
     Prepaid expenses and other                                                         697                       420
     Investments                                                                      1,471                     2,879
     Deferred income taxes                                                              294                       294
                                                                          -----------------         -----------------
Total current assets                                                                  3,138                     7,151

Investments                                                                           2,800                     4,050
Net property and equipment                                                           32,072                    28,187
Deferred franchise and development costs,
  net of accumulated amortization                                                     3,948                     3,854
Goodwill, net of accumulated amortization                                             4,329                     4,413
Other assets                                                                            297                       282
                                                                          -----------------         -----------------

Total assets                                                              $          46,584         $          47,937
                                                                          =================         =================

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                $           4,679         $           4,908
     Current debt                                                                     5,000                         -
                                                                          -----------------         -----------------
Total current liabilities                                                             9,679                     4,908

Deferred income taxes                                                                 1,790                     1,491

Stockholders' equity:
     Common stock                                                                        46                        54
     Additional paid-in-capital                                                      26,636                    31,675
     Retained earnings                                                                8,433                     9,809
                                                                          -----------------         -----------------
Total stockholders' equity                                                           35,115                    41,538
                                                                          -----------------         -----------------

Total liabilities and stockholders' equity                                $          46,584         $          47,937
                                                                          =================         =================

Note: The condensed consolidated balance sheet at December 26, 1999 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                         Three Months Ended                 Six Months Ended
                                                                -------------------------------       -----------------------------
                                                                   June 25,           June 27,           June 25,          June 27,
                                                                    2000               1999               2000               1999
                                                                ------------       ------------       -----------         ---------
(In thousands, except per share amounts)
Restaurant sales                                                $     27,642       $     24,001       $    53,466         $ 45,857

Restaurant operating expenses:
     Cost of sales                                                     8,385              7,318            16,033           13,937
     Salaries and benefits                                             7,871              6,760            15,398           12,841
     Other operating expenses                                          7,162              5,668            13,687           10,910
     Depreciation and amortization                                       991                787             1,937            1,497
                                                                ------------       ------------       -----------         --------
                                                                      24,409             20,533            47,055           39,185
                                                                ------------       ------------       -----------         --------

Restaurant operating income                                            3,233              3,468             6,411            6,672
General and administrative expenses                                    1,573              1,169             3,003            2,306
                                                                ------------       ------------       -----------         --------
Operating income                                                       1,660              2,299             3,408            4,366

Other income                                                              20                156               127              324
                                                                ------------       ------------       -----------         --------

Income before income taxes and cumulative
  effect of change in accounting principle                             1,680              2,455             3,535            4,690
Income tax expense                                                       588                835             1,237            1,595
                                                                ------------       ------------       -----------         --------
Income before cumulative effect of change
  in accounting principle                                              1,092              1,620             2,298            3,095
Cumulative effect of change in accounting
  principle, net of taxes                                                  -                  -                 -             (181)
                                                                ------------       -------------      -----------         --------
Net income                                                      $      1,092       $      1,620       $     2,298         $  2,914
                                                                ============       ============       ===========         ========

Basic earnings per share:
     Income before cumulative effect of change
       in accounting principle                                  $       0.23       $       0.28       $      0.45         $   0.53
     Cumulative effect of accounting change,
        net of taxes                                                       -                  -                 -            (0.03)
                                                                ------------       ------------       -----------         --------
     Net income per share - Basic                               $       0.23       $       0.28       $      0.45         $   0.50
                                                                ============       ============       ===========         ========

Diluted earnings per share:
     Income before cumulative effect of
       change in accounting principle                           $      0.23        $       0.27       $      0.45         $   0.51
     Cumulative effect of accounting change,
        net of taxes                                                      -                   -                 -            (0.03)
                                                                -----------        ------------       -----------         --------
     Net income per share - Diluted                             $      0.23        $       0.27       $      0.45         $   0.48
                                                                ===========        ============       ===========         ========
Weighted average shares outstanding - Basic                           4,812               5,814             5,051            5,797
                                                                ===========        ============       ===========         ========
Weighted average shares outstanding - Diluted                         4,812               6,042             5,062            6,019
                                                                ===========        ============       ===========         ========

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                         -----------------------------------------
                                                                             June 25,                 June 27,
                                                                               2000                     1999
                                                                         ----------------         ----------------
(In thousands)
Cash Flows from Operating Activities
          Net cash provided by operating activities                      $          4,247         $          4,360

Cash Flows from Investing Activities
     Purchases of property, equipment, franchise and
       and development fees                                                        (5,832)                  (5,213)
     Maturity of investments                                                        2,658                    1,849
                                                                         ----------------         ----------------
          Net cash used in investing activities                                    (3,174)                  (3,364)

Cash Flows from Financing Activities
     Repurchase of stock                                                           (8,793)                       -
     Proceeds from exercise of stock options                                           72                    1,074
     Proceeds from line of credit facility                                          5,000                        -
     Payments on acquisition financing                                                  -                   (1,345)
                                                                         ----------------         ----------------
          Net cash used in financing activities                                    (3,721)                    (271)

Net (decrease) increase in cash                                                    (2,648)                     725
Cash and cash equivalents at beginning of year                                      2,648                    5,026
                                                                         ----------------         ----------------

Cash and cash equivalents at end of period                               $              -         $          5,751
                                                                         ================         ================

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

June 25, 2000

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 25, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 26, 1999.

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

Note 2 - Stock Offerings and Repurchases

     In May, 2000, the Board of Directors authorized the Company to purchase an additional $5 million of its common stock in both open market purchases as well as private transactions. This brought the total stock repurchase program authorization to $20 million. As of June 25, 2000, the Company had repurchased and immediately retired 1.36 million shares at various prices totaling approximately $17.1 million.

Note 3 - Line of Credit Facility

     In May, 2000, the Company entered into a $10 million Revolving Line of Credit Facility with Bank One, Kentucky, NA. The Company obtained the line of credit for liquidity, general corporate needs, and to fund the Company's stock repurchase program.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Restaurant Sales. Restaurant sales increased 15% to $27.6 million for the three months ended June 25, 2000, from $24.0 million for the comparable period in 1999, and 17% to $53.5 million for the six months ended June 25, 2000 from $45.9 million for the comparable period in 1999. These increases were primarily due to a 21% and 23% increase in the number of equivalent restaurants open during the three and six months ended June 25, 2000, respectively, as compared to 1999. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired or sold during the period on a weighted average basis. Also, comparable sales decreased 0.1% and 0.0% in the three and six months ended June 25, 2000 respectively, from the comparable periods in 1999. The total average unit sales decreased 4.3% and 4.9% in the three and six months ended June 25, 2000 respectively from the comparable periods in 1999 due to the significant increase in restaurants in the Company's "New Markets", which primarily are restaurants located in Utah, California, Oregon, and Puerto Rico.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 30.3% and 30.0% for the three and six months ended June 25, 2000 respectively, from 30.5% and 30.4% for the comparable periods in 1999. These decreases are primarily attributable to lower cheese prices, offset by additional discounting and higher box costs. All of the Company's restaurants in the domestic United States receive product from Papa John's International, Inc. ("PJI"), and each restaurant is charged the same price for product, regardless of the location of the restaurant.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased as a percentage of restaurant sales to 28.5% and 28.8% for the three and six months ended June 25, 2000 respectively, from 28.2% and 28.0% for the comparable periods in 1999. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in the proportion of restaurants in New Markets, a higher minimum wage in California and Oregon, an average wage rate increase of approximately 3%, and less leverage on projected sales.

     Other operating expenses include other restaurant level operating costs, the material components of which are advertising expenses, automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, and pre-opening expenses. Other operating expenses increased as a percentage of restaurant sales to 25.9% and 25.6% for the three and six months ended June 25, 2000 respectively, from 23.6% and 23.8% for the comparable periods in 1999. These increases are primarily attributable to less leverage on projected sales volumes, higher advertising expenses, and a higher proportion of restaurants in New Markets, which have higher occupancy costs.

     Depreciation and amortization increased as a percentage of restaurant sales to 3.6% for the three and six months ended June 25, 2000 respectively, from 3.3% for the comparable periods in 1999. This increase is primarily attributable to a higher proportion of restaurants in New Markets (thus lower sales and less leverage).

     General and administrative expenses increased as a percentage of restaurant sales to 5.7% and 5.6% for the three and six months ended June 25, 2000 respectively, from 4.9% and 5.0% for the comparable periods in 1999. This increase was primarily due to additional corporate infrastructure necessary to support current and future growth and less leverage on sales.

     Other Income. Other income which consists primarily of investment income and interest expense decreased $.1 million and $.2 million for the three and six months ended June 25, 2000 respectively. The decrease in investment income is a result of a lower investment balance due primarily to stock repurchases. Investment balances are considered available to fund growth and acquisitions.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Capital expenditures of approximately $5.8 million for the six months ended June 25, 2000, were funded by maturity of investments, cash flow from operations, and increases in the line of credit facility.

     Cash flow from operations decreased to $4.2 million for the six months ended June 25, 2000 from $4.4 million for the comparable period in 1999, primarily due to lower net income.

     Capital expenditures are expected to be approximately $10 million for 2000, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at June 25, 2000 include $4.2 million of cash and investments and $5.0 million remaining on the Company's $10 million line of credit facility. The Company plans to fund its capital expenditures through 2000 from available cash, investments, and cash generated from operations.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on June 20, 2000 at the Hyatt Regency, 320 West Jefferson Street, Louisville, Kentucky at 11:00 am
(EDT).

     At the meeting, the Company's stockholders elected Stephen P. Langford and Charles W. Schnatter to serve as directors until the 2003 Annual Meeting of Stockholders. Mr. Langford and Mr. Schnatter received affirmative votes of 4.7 million and 4.6 million, respectively and abstained votes of .2 million. The Company's other directors continue to serve in accordance with their previous elections: through 2001 - Richard F. Sherman, Frank O. Keener and Douglas S. Stephens and through 2002 - Michael M. Fleishman and Martin T. Hart.

     The Company's stockholders also ratified an amendment to the Company's 1996 Non-Employee Directors Stock Option Plan by a vote of 3.5 million affirmative votes to 1 million negative and 10 thousand abstention votes.

     The Company's stockholders also ratified an amendment to the Company's 1996 Stock Ownership Incentive Plan by a vote of 3.3 million affirmative votes to 1.2 million negative and 9 thousand abstention votes.

     The Company's stockholders also ratified the selection of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2000, by a vote of 4.9 million affirmative votes to 3 thousand negative and 14 thousand abstention votes.

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

          A current report on Form 8-K dated May 22, 2000 was filed announcing the Company's Board of Directors had authorized an additional $5 million to purchase stock, bringing the total stock repurchase program authorization to date to $20 million. The Company also was authorized to enter into a $10 million credit facility to fund the share repurchase program and general corporate purposes.

          A current report on Form 8-K dated April 14, 2000 was filed announcing first quarter 2000 sales results and earnings estimates.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PJ AMERICA, INC.



Date:  August 7, 2000                          /s/ D. Ross Davison
                                   ---------------------------------------------
                                                   D. Ross Davison
                                           Vice President of Administration,
                                         Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)