Form 10-Q
period 2000-09-24
PJ AMERICA INC
filed 2000-10-18
CIK 1021723

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 24, 2000

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

               Yes    X                                 No ___
                     ---

     At October 9, 2000, there were 4,324,648 shares of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX

PART I.        FINANCIAL INFORMATION                                                Page No.
                                                                                    --------

Item 1.        Financial Statements


               Condensed Consolidated Balance Sheets (Unaudited) -
               September 24, 2000 and December 26, 1999                                     2


               Condensed Consolidated Statements of Income (Unaudited) -
               Three Months and Nine Months Ended September 24, 2000 and
               September 26, 1999                                                           3



               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Three Months and Nine Months Ended September 24, 2000 and September
               26, 1999                                                                     4



               Notes to Condensed Consolidated Financial Statements (Unaudited)             5


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                        6



PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                             9

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                    Sept. 24,     December 26,
                                                     2000            1999
                                                  (Unaudited)       (Note)
                                                 -------------   -------------
(In thousands)
Assets
Current assets:
     Cash and cash equivalents                   $       1,792   $       2,648
     Inventories                                           618             910
     Prepaid expenses and other                            448             420
     Investments                                             -           2,879
     Deferred income taxes                                 294             294
                                                 -------------   -------------
Total current assets                                     3,152           7,151

Investments                                                100           4,050
Net property and equipment                              33,485          28,187
Deferred franchise and development costs,
   net of accumulated amortization                       3,979           3,854
Goodwill, net of accumulated amortization                4,286           4,413
Other assets                                               310             282
                                                 -------------   -------------
Total assets                                     $      45,312   $      47,937
                                                 =============   =============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses       $       4,646   $       4,908
     Credit line                                         5,000               -
                                                 -------------   -------------
Total current liabilities                                9,646           4,908

Deferred income taxes                                    1,990           1,491

Stockholders' equity:
     Common stock                                           43              54
     Additional paid-in-capital                         25,078          31,675
     Retained earnings                                   8,555           9,809
                                                 -------------   -------------
Total stockholders' equity                              33,676          41,538
                                                 -------------   -------------
Total liabilities and stockholders' equity       $      45,312   $      47,937
                                                 =============   =============


Note: The condensed consolidated balance sheet at December 26, 1999 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                               ------------------------      ----------------------
                                                               Sept. 24,      Sept. 26,      Sept. 24,    Sept. 26,
                                                                 2000           1999           2000         1999
                                                               ---------      ---------      ---------    ---------
(In thousands, except per share amounts)
Restaurant sales                                               $  27,483      $  24,425      $  80,949    $  70,282

Restaurant operating expenses:
     Cost of sales                                                 8,315          7,761         24,348       21,698
     Salaries and benefits                                         8,090          6,814         23,487       19,655
     Other operating expenses                                      7,353          5,820         21,040       16,729
     Depreciation and amortization                                 1,103            846          3,041        2,345
                                                               ---------      ---------      ---------    ---------
                                                                  24,861         21,241         71,916       60,427
                                                               ---------      ---------      ---------    ---------

Restaurant operating income                                        2,622          3,184          9,033        9,855
General and administrative expenses                                1,804          1,224          4,807        3,529
                                                               ---------      ---------      ---------    ---------
Operating income                                                     818          1,960          4,226        6,326

Other income (expense)                                              (119)           166              8          490
                                                               ---------      ---------      ---------    ---------
Income before income taxes and cumulative
   effect of change in accounting principle                          699          2,126          4,234        6,816
Income tax expense                                                   246            723          1,483        2,318
                                                               ---------      ---------      ---------    ---------
Income before cumulative effect of change
   in accounting principle                                           453          1,403          2,751        4,498
Cumulative effect of change in accounting
   principle, net of taxes                                             -              -              -         (181)
                                                               ---------      ---------      ---------    ---------
Net income                                                     $     453      $   1,403      $   2,751   $    4,317
                                                               =========      =========      =========    =========

Basic earnings per share:
     Income before cumulative effect of change
        in accounting principle                                $    0.10      $    0.24      $    0.56    $    0.78
     Cumulative effect of accounting change,
        net of taxes                                                   -              -              -        (0.03)
                                                               ---------      ---------      ---------    ---------
     Net income per share - Basic                              $    0.10      $    0.24      $    0.56    $    0.75
                                                               =========      =========      =========    =========

Diluted earnings per share:
     Income before cumulative effect of
        change in accounting principle                         $    0.10      $    0.24      $    0.56    $    0.75
     Cumulative effect of accounting change,
          net of taxes                                                 -              -              -        (0.03)
                                                               ---------      ---------      ---------    ---------
     Net income per share - Diluted                            $    0.10      $    0.24      $    0.56    $    0.72
                                                               =========      =========      =========    =========
Weighted average shares outstanding - Basic                        4,529          5,750          4,877        5,781
                                                               =========      =========      =========    =========
Weighted average shares outstanding - Diluted                      4,529          5,964          4,884        6,001
                                                               =========      =========      =========    =========

                      PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         Nine Months Ended
                                                      ------------------------
                                                      Sept. 24,      Sept. 26,
                                                        2000           1999
                                                      ---------      ---------
(In thousands)
Cash Flows from Operating Activities
        Net cash provided by operating activities     $   6,140      $   6,761

Cash Flows from Investing Activities
   Purchases of property, equipment, franchise and
     and development fees                                (8,212)        (8,469)
   Maturity of investments                                6,829          2,841
                                                      ---------      ---------
        Net cash used in investing activities            (1,383)        (5,628)

Cash Flows from Financing Activities
   Repurchase of stock                                  (10,685)        (3,642)
   Proceeds from exercise of stock options                   72          1,606
   Net proceeds from line of credit facility              5,000              -
   Payments on acquisition financing                          -         (1,345)
                                                      ---------      ---------
        Net cash used in financing activities            (5,613)        (3,381)

Net (decrease) increase in cash                            (856)        (2,248)
Cash and cash equivalents at beginning of year            2,648          5,026
                                                      ---------      ---------
Cash and cash equivalents at end of period            $   1,792      $   2,778
                                                      =========      =========


See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

September 24, 2000

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 24, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 26, 1999.
     The accompanying unaudited condensed consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiaries, (the "Company"). All significant inter-company transactions between the consolidated companies have been eliminated.
     The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2 - Development Changes

     In September, 2000, the Company announced it was postponing development and that it expected to open 10 restaurants in the second half of 2000. The Company is in compliance with each of its geographic development agreements; however, the Company is evaluating its performance in each market, and decisions about 2001 development will be made in the fourth quarter of 2000.

Note 3 - Stock Offerings and Repurchases

     In September, 2000, the Board of Directors authorized the Company to purchase an additional $10 million of its common stock in both open market purchases as well as private transactions. This brought the total stock repurchase program authorization to $30 million. During the third quarter of 2000, the Company repurchased 265,000 shares for $1.9 million. As of September 24, 2000, the Company had repurchased and immediately retired 1.62 million shares at various prices totaling approximately $19.0 million.

Note 4 - Line of Credit Facility

     In May, 2000, the Company entered into a $10 million Revolving Line of Credit Facility with Bank One, Kentucky, NA. The Company obtained the line of credit for liquidity, general corporate needs, and to fund the Company's stock repurchase program. As of September 24, 2000, the Company had an outstanding balance of $5 million on the line of credit.

Note 5 - Change in Accounting for Deferred Commissary Start-Up Costs - 1999

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

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: increased advertising, promotions and discounting by competitors which may adversely affect sales; the ability of the Company to open new restaurants and operate new and existing restaurants profitably; increases in food, labor, employee benefits and similar costs; economic conditions in the territories in which the Company operates; and new product and concept development by food industry competitors. Further information regarding factors that could affect the Company's financial and other results is included in the Company's forms 10-Q and 10-K, filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Restaurant Sales. Restaurant sales increased 13% to $27.5 million for the three months ended September 24, 2000, from $24.4 million for the comparable period in 1999, and 15% to $80.9 million for the nine months ended September 24, 2000 from $70.3 million for the comparable period in 1999. These increases were primarily due to a 19% and 22% increase in the number of equivalent restaurants open during the three and nine months ended September 24, 2000, respectively, as compared to 1999. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired or sold during the period on a weighted average basis. Also, comparable sales increased 0.2% and 0.1% in the three and nine months ended September 24, 2000 respectively, from the comparable periods in 1999. The total average unit sales decreased 4.9% in the three and nine months ended September 24, 2000 from the comparable periods in 1999 due to the significant increase in restaurants in the Company's "New Markets", which primarily are restaurants located in Utah, California, Oregon, and Puerto Rico. The Company has also increased the level of marketing expenditures; however, aggregate sales have been less than management's expectations. The Company's New Markets are experiencing a longer time to mature, and based on the higher operating costs, specifically labor and occupancy, losses in these markets have increased as the number of stores have increased.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 30.3% and 30.1% for the three and nine months ended September 24, 2000 respectively, from 31.8% and 30.9% for the comparable periods in 1999. These decreases are primarily attributable to significantly lower cheese prices, offset by significant additional discounting, higher box costs and higher meat topping costs. All of the Company's restaurants in the domestic United States receive product from Papa John's International, Inc. ("PJI"), and each restaurant is charged the same price for product, regardless of the location of the restaurant.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased as a percentage of restaurant sales to 29.4% and 29.0% for the three and nine months ended September 24, 2000 respectively, from 27.9% and 28.0% for the comparable periods in 1999. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in the proportion of restaurants in New Markets, a higher minimum wage in California and Oregon, an average wage rate increase of approximately 3%, and less leverage on projected sales.
     Other operating expenses include other restaurant level operating costs, the material components of which are advertising expenses, automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, and pre-opening expenses. Other operating expenses increased as a percentage of restaurant sales to 26.8% and 26.0% for the three and nine months ended September 24, 2000 respectively, from 23.8% for the comparable periods in 1999. These increases are primarily attributable to less leverage on projected sales volumes, higher advertising expenses, and a higher proportion of restaurants in New Markets, which have higher occupancy costs. Also, utility expenses in the third quarter of 2000 were significantly higher than the comparable period in 1999.
     Depreciation and amortization increased as a percentage of restaurant sales to 4.0% and 3.8% for the three and nine months ended September 24, 2000 respectively, from 3.5% and 3.3%, respectively for the comparable periods in 1999. This increase is primarily attributable to a higher proportion of restaurants in New Markets (thus lower sales and less leverage).
     General and administrative expenses, which includes restaurant support personnel and related costs of operations, increased as a percentage of restaurant sales to 6.6% and 5.9% for the three and nine months ended September 24, 2000 respectively, from 5.0% for the comparable periods in 1999. This increase was primarily due to additional corporate operations support personnel to support current and future growth, and less leverage on sales. Also, in the third quarter of 2000, the Company also incurred approximately $200,000 of costs associated with operations management restructuring, including recruitment and relocation expenses. The Company also anticipates incurring additional costs in the fourth quarter of 2000 to strengthen its operations team.

     Other Income (Expense). Other income (expense)which consists primarily of investment income and interest expense decreased $.3 million and $.5 million for the three and nine months ended September 24, 2000 respectively. The decrease in investment income is a result of a lower investment balance due primarily to stock repurchases. At September 24, 2000, the Company did not have any investment balances, as the Company had used all available cash to reduce the outstanding balance under the credit line.

Liquidity and Capital Resources

     The Company requires capital primarily for the development and acquisition of new restaurants. Capital expenditures of approximately $8.2 million for the nine months ended September 24, 2000, were funded by maturity of investments, cash flow from operations, and increases in the line of credit facility.
     Cash flow from operations decreased to $6.1 million for the nine months ended September 24, 2000 from $6.8 million for the comparable period in 1999, primarily due to lower net income.
     Capital expenditures are expected to be approximately $10 million for 2000, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at September 24, 2000 include $1.8 million of cash and investments and $5.0 million remaining on the Company's $10 million line of credit facility. The Company plans to fund its capital expenditures through 2000 from available cash, credit line availability, and cash generated from operations.

     The Company also may repurchase its common stock. In September 2000, the Company's Board authorized an additional $10 million, bringing the total authorization to date to $30 million. The Company plans to fund the additional stock repurchase from cash generated from operations and credit line availability. Depending on how much common stock is repurchased, and the timing, the Company may need to seek an increase in its credit line facility.

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

          A current report on Form 8-K dated September 6, 2000 was filed announcing third quarter operating earnings estimate of $.08 to $.12 per share, as a result of negative comparable restaurant sales, increased advertising expenditures and discounts, which had significantly pressured operating margins.

          A current report on Form 8-K dated September 12, 2000 was filed announcing development changes, and an increase in Common Stock repurchase program authorization by an additional $10 million, bringing the total authorization to date to $30 million.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PJ AMERICA, INC.


                                               /s/ D. Ross Davison
Date:  October 17, 2000          ----------------------------------------------
                                                 D. Ross Davison
                                        Vice President of Administration,
                                        Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)