Form 10-K405
period 2000-12-31
PJ AMERICA INC
filed 2001-02-26
CIK 1021723

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000
                                      OR
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number:  0-21587

                               PJ AMERICA, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                          61-1308435
(State or other jurisdiction of                          (I.R.S. Employer
     Identification Number)                       incorporation or organization)

                              2300 Resource Drive
                          Birmingham, Alabama  35242
                   (Address of principal executive offices)

                                (205) 981-2800
             (Registrant's telephone number, including area code)
_______________________________________________________________________________

     Securities registered pursuant to Section 12(b) of the Act:

                                                      (Name of each exchange
     (Title of Each Class)                              on which registered)
               None                                            None

     Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, $.01 par value                    The Nasdaq Stock Market
_______________________________________________________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          Yes    X                                         No ___
                ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [X]

     As of February 8, 2001, there were 4,323,648 shares of the Registrant's Common Stock outstanding. The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of the Registrant at such date was $20,462,029 based on the last sale price of the Common Stock on February 8, 2001 as reported by the Nasdaq Stock Market. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Part III are incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2001.

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


PART IV
-------

     Item 14.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K

                                    PART I


Item 1.  Business

General

     PJ America, Inc. (the "Company") is the largest franchisee of "Papa John's" pizza delivery and carry-out restaurants. At December 31, 2000, the Company operated 176 Papa John's restaurants in nine states and Puerto Rico. In late 1998, the Company opened its first restaurants in California, Oregon, Washington and Puerto Rico, and acquired restaurants in Utah ("New Markets"). The Company also opened a commissary in Puerto Rico in December 1998. The Company also has restaurants in Alabama, Louisiana, Ohio, Texas and Virginia ("Core Markets"). In 2000, the Company opened 21 of its 24 restaurants in the New Markets, and since December 31, 1998, the Company has opened 48 of 57 restaurants in the New Markets. At December 31, 2000, Papa John's International, Inc. ("PJI") and its franchisees (including the Company) operated 2,614 Papa John's restaurants in 49 states, the District of Columbia and internationally.

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

     Focused High Quality Menu. Papa John's restaurants offer a focused menu of high quality pizza, breadsticks and cheesesticks. Papa John's traditional crust pizza is prepared using fresh dough (never frozen), cheese made from 100% real mozzarella, fresh-packed pizza sauce made from vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high quality meat and vegetable toppings. Papa John's thin crust pizza is made with a prepared crust and the same high quality toppings. We believe our focused menu creates a strong identity in the marketplace and simplifies operations.

     Purchasing and Distribution. PJI's commissary system supplies pizza dough and other food and paper products twice weekly to each of its franchised restaurants. PJI currently operates eleven regional commissaries across the United States. PJI expects to open new commissaries and distribution centers as PJI and its franchisees expand into new territories. PJI's commissary system enables it to closely monitor and control product quality and consistency, while lowering food and operating costs for its franchisees. All Papa John's restaurants are required to purchase a proprietary mix of savory spices and dough from PJI. Franchisees may purchase other goods from approved suppliers or PJI, which has negotiated purchasing agreements with most of its suppliers. The Company believes that these agreements enable it to benefit from volume discounts which result in prices the Company believes are below those which it could otherwise obtain. In addition, all the equipment, counters and smallwares required to open a Papa John's restaurant are available from PJI. PJI also provides layout and design services and recommends subcontractors, signage installers and telephone systems to its franchisees. Although not required to do so, the Company purchases substantially all of its food products and restaurant equipment from PJI.

     Effective December 27, 1999, PJI's commissary entered into a purchasing arrangement with a third-party entity formed for the sole purpose of reducing cheese price volatility. Under this arrangement, the commissary will purchase cheese at a fixed quarterly price based in part on historical average cheese prices. Gains and losses incurred by the selling entity will be passed to the commissary via adjustments to the selling price over time. Ultimately the commissary will purchase cheese at a price approximating the actual average market price, but with more predictability and less volatility than the previous purchasing method. As the Company purchases cheese from PJI's commissary, this arrangement also results in less volatility for cheese prices.

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

Unit Economics

     The Company's unit economics in the Core Markets are significantly better than restaurants in the New Markets. In total, the 152 restaurants that were open throughout the entire 2000 fiscal year (53 weeks) generated average sales of $692,000, average cash flow (operating income plus depreciation) of $113,000 (or 16.3% of average sales) and average restaurant operating income of $90,000 (or 13.0% of average sales). To date, the Company's restaurants in the New Markets have not achieved sufficient profitable sales, thus the New Markets are operating at significant losses.

     The average cash investment, including franchise fees for the 24 restaurants opened during the 2000 fiscal year was approximately $320,000, exclusive of land and pre-opening costs. The Company expects the average cash investment for restaurants to be opened in 2001 to be similar to 2000 and anticipates that the new restaurants to be opened in 2001 will primarily be in the New Markets.

Expansion and Site Selection

     The Company's growth strategy will focus on further developing the Papa John's concept through (i) building out its existing markets; (ii) acquiring and developing new territories; and (iii) strategically acquiring existing Papa John's franchisee groups and territories, if available. The Company's objective is to become the leading chain of pizza delivery restaurants in each of its targeted markets. Through a market-by-market expansion strategy focused on clustering restaurants, the Company seeks to increase consumer awareness and take advantage of operational and advertising efficiencies. During fiscal 2000, the Company opened 23 restaurants and acquired one restaurant. In 2001, the Company expects to open approximately 8-10 additional restaurants primarily in New Markets. As part of its overall growth strategy, the Company intends to supplement its new restaurant development through acquisitions of existing Papa John's franchisees.

     Effective February, 2001, the Company merged all of its previous U.S. geographic development agreements with PJI into a single development agreement. In the new development agreement, the Company is required to open six restaurants in 2001, then eight restaurants per year through 2006. In connection with the new U.S. development agreement, the Company sold 22 development rights in various geographic area back to PJI. Under the original development agreements, the number of restaurants required to be opened in 2001, 2002, and 2003 was 18, 15 and 15 respectively, therefore the Company's pace of restaurant openings is significantly slower.

     The Company is required to open four restaurants per year in Puerto Rico in 2001 and 2002, and three restaurants in 2003.

     The Company also has a right of first refusal with a term of five years beginning September 1, 1996 to acquire from an affiliate of the Company, the operations and development rights for Papa John's restaurants in Iowa, including the Moline and Rock Island, Illinois areas (but excluding the Council Bluffs area of Iowa), in which 24 restaurants were open at December 31, 2000 and development rights with respect to such territory provide that a total of 6 additional Papa John's restaurants will be opened through 2002. There are no agreements, however, with respect to the Company's acquisition of such territory, and there can be no assurance that such territories will be acquired. PJI has waived its right of first refusal with respect to the Company's possible acquisition of the Iowa territory described above. In addition, certain officers, directors and stockholders of the Company own interests in Papa John's franchisees that operate in certain areas in Ohio and South Carolina. PJI has waived its right of first refusal with respect to the Company's possible acquisition of such franchisees.

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

Menu

     Papa John's restaurants offer a focused menu of high quality pizza, breadsticks and cheesesticks, as well as canned or bottled soft drinks. Papa John's traditional crust pizza is prepared using fresh dough (never frozen), and our thin crust pizza is made with a prepared crust. Papa John's pizzas are made from hard wheat flour, cheese made from 100% real mozzarella, fresh-packed pizza sauce made with vine-ripened tomatoes (not from concentrate) and a proprietary mix of savory spices, and a choice of high-quality meat (no artificial fillers) and vegetable toppings. Fresh onions and green peppers are purchased from local produce suppliers and sliced daily in the restaurants. Fresh baby portabella mushrooms are purchased from the commissary system, which delivers twice weekly. Each traditional crust pizza is served with a container of our special garlic sauce and two pepperoncinis, and each thin crust pizza is served with a container of special seasonings and two pepperoncinis. We believe our focused menu helps create a strong identity among consumers and simplifies operations, resulting in lower restaurant operating costs, improved food quality and consistency and superior customer service.

Marketing Programs

     The Company has restaurant-level marketing programs which target the delivery area of each restaurant, making extensive use of distinctive print materials in direct mail and store-to-door couponing. The Company tailors its store-to-door coupons according to customer buying habits as tracked by the Company's point-of-sale computer systems used in each restaurant. Local marketing efforts also include a variety of community-oriented activities with schools, sports teams and other organizations. The Company currently supplements its local marketing efforts with a limited amount of radio and television advertising. The Company believes that its marketing programs are cost-effective and significantly increase Papa John's visibility among potential customers. The Company's advertising expenditures as a percentage of restaurant sales for 2000 were 8.2%. Advertising expenditures as a percentage of sales are higher in the New Markets, primarily due to lower average sales volumes while brand awareness and market penetration are being generated.

     The Company's restaurant-level marketing efforts are supported by print and electronic advertising materials that are produced by the Papa John's Marketing Fund, Inc. (the "Marketing Fund") for use by both PJI and its franchisees. The required Marketing Fund contribution is established from time to time by the governing board of the Marketing Fund and in 2000 was 1.25% of restaurant sales, and it is currently 1.25% of restaurant sales. The maximum required contribution for PJI franchisees is 1.5% of restaurant sales and can be increased above 1.5% only upon approval by not less than 60% of Marketing Fund members. In addition, PJI may require the Company to participate in an advertising cooperative for its designated market area and to contribute a minimum amount of restaurant sales for local advertising. PJI also provides each of its franchisees with catalogs for uniforms and promotional items and pre-approved, print marketing materials that can be ordered from PJI.

Restaurant Operations

     Management and Employees. A typical Company restaurant employs a restaurant manager, two assistant managers and approximately 25 hourly employees, most of whom work part-time. The restaurant manager is responsible for the day-to-day operation of the restaurant and for the maintenance of Company established operating standards. The Company seeks to hire experienced restaurant managers and staff and motivate and retain them by providing opportunities for advancement and performance-based financial incentives.

     The Company employs area supervisors, each of whom has responsibility for overseeing four to six Company restaurants. The Company also employs regional operations directors who oversee area supervisors and managers within their respective markets. These team members are also eligible to earn performance based financial incentives, including stock option grants.

     Training. In February, 2000, the Company hired a Vice President of Training to lead its personnel development. The Company has full-time training coordinators in several of it's Core and New Markets. In addition, PJI provides an on-site training team as needed. Each regional area supervisor and restaurant manager is required to complete PJI's two-week training program in which instruction is given on all aspects of PJI's systems and operations. The program includes classroom instruction and hands-on training at an operating Papa John's restaurant. In addition, the Company has developed a specific education and safety program for its delivery drivers.

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

     Reporting. Managers at restaurants evaluate daily reports of sales, cash deposits and operating costs. Physical inventories of all food and beverage items are taken daily. The Company's area supervisors prepare weekly profit and loss statements for each of the restaurants.

     Hours of Operation. The Company's restaurants are generally open seven days a week, typically from 11:00 a.m. to 12:00 midnight Sunday through Thursday, and from 11:00 a.m. to 1:30 a.m. on Friday and Saturday.

     Development and Franchise Agreements

          Franchise and Development Agreements. The Company has entered into development agreements with PJI for the right to construct one or more Papa John's restaurants pursuant to a development schedule within specified geographic areas in nine states and Puerto Rico.

     Effective February, 2001, the Company merged all of its previous U.S. geographic development agreements with PJI into a single development agreement. In the new development agreement, the Company is required to open six restaurants in 2001, then eight restaurants per year through 2006. In connection with the new U.S. development agreement, the Company sold 22 development rights in various geographic area back to PJI. Under the original development agreements, the number of restaurants required to be opened in 2001, 2002, and 2003 was 18, 15 and 15 respectively, therefore the Company's pace of restaurant openings is significantly slower.

     The Company's current development agreement in Puerto Rico is to open four restaurants per year in 2001 and 2002, and three restaurants in 2003.

     Generally, a franchise agreement is executed when the Company secures a restaurant location. Each per restaurant development fee is typically credited against PJI's franchise fee, which is payable to PJI upon signing the franchise agreement for a specific location. The current franchise fee payable with respect to the Company's restaurants is $20,000.

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

     The development agreement, and each of the franchise agreements, prohibit the Company, during the term of the agreements and for a two-year period following their termination or expiration, from owning or operating any other pizza delivery or take-out restaurant within ten to fifty miles of the franchise granted or any other Papa John's franchise.

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

Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. Competitors include a large number of international, national and regional restaurant chains, as well as local pizza operators. Some of our competitors have been in existence for a substantially longer period than us and may be better established in the markets where our restaurants are, or may be, located. Within the pizza segment of the restaurant industry, we believe that our primary competitors are the international pizza chains, including Pizza Hut, Domino's and Little Caesar's, and several regional chains (Papa Murphy's, Donatos, etc.). A change in the pricing and other marketing strategies of one or more of these competitors could have an adverse impact on our sales and earnings.

     The restaurant business is often affected by changes in consumer tastes, national, regional or local economic conditions, demographic trends, traffic patterns and the type, number and location of competing restaurants. In addition, factors such as inflation, increased cheese and other commodity costs, labor and benefits costs and the lack of experienced management and hourly team members may adversely affect the restaurant industry in general and our restaurants in particular.

Government Regulation

     The Company is subject to various Federal, state and local laws affecting its business. Each Papa John's restaurant is subject to licensing and regulation by a number of governmental authorities, which include health, safety, sanitation, building and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain required licenses or approvals can delay or prevent the opening of a new restaurant in a particular area. The Company is also subject to Federal and state environmental regulations.

     The Company's relationship with PJI is governed by the laws of several states which regulate substantive aspects of the franchisor-franchisee relationship. Substantive state laws that regulate the franchisor-franchisee relationship presently exist or are being considered in a substantial number of states and bills have been introduced in Congress (some of which are now pending) which would provide for Federal regulation of substantive aspects of the franchisor-franchisee relationship. These current and proposed franchise relationship laws limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

     The Company's restaurant operations are also subject to Federal and state laws governing such matters as wages, working conditions, citizenship requirements and overtime. Some states have set minimum wage requirements higher than the Federal level. The Federal government last increased the Federal minimum wage in September 1997. There is also current proposed legislation to increase the

Federal minimum wage by $1.00. The Company has restaurants in California, Oregon and Washington that have higher minimum wages than the Federal level. Significant numbers of hourly personnel at the Company's restaurants are paid at rates related to the Federal minimum wage and, accordingly, increases in the minimum wage increase labor costs at the Company's restaurants. Other governmental initiatives such as mandated health insurance, if implemented, could adversely affect the Company as well as the restaurant industry in general. The Company is also subject to the Americans With Disabilities Act of 1990, which, among other things, may require certain minor renovations to its restaurants to meet Federally-mandated requirements. The cost of these renovations is not expected to be material to the Company.

     The Company currently operates Papa John's restaurants in Puerto Rico. The Company's ability to establish international operations is subject to various risks, including changing political and economic conditions, adverse tax consequences, and government regulations relating to, among other things, the preparation and sale of food, building and zoning requirements, wages, working conditions, and the Company's relationship with its employees. There can be no assurance that the Company will be successful in establishing its international operations or that such risks will not have a material adverse effect on the Company in the future.

Trademarks

     The Company's rights to use PJI's trademarks and service marks are significant to the Company's business. PJI is the owner of the Federal registration of the trademark "Papa John's." PJI has also registered "Pizza Papa John's" and design (logo), "Better Ingredients, Better Pizza", and "Pizza Papa John's Better Ingredients, Better Pizza", and design as a trademarks and a service marks. PJI owns Federal registrations for several ancillary marks, principally advertising slogans. PJI is aware of the use by other persons in certain geographic areas of names and marks which are the same as or similar to the Company's marks. It is PJI's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

Employees

     At December 31, 2000, the Company had approximately 5,500 employees of which approximately 4,660 were restaurant employees, approximately 800 were restaurant management and supervisory personnel and approximately 40 were corporate personnel. Most restaurant employees are part-time and are paid on an hourly basis. None of the Company's employees are currently represented by a labor union, and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Cautionary Statements

     Information provided in this Form 10-K under the captions "Business - Strategy," "- Expansion and Site Selection," "- Development and Franchise Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains, and from time to time the Company may disseminate materials and make statements which may contain "forward-looking" information, as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to: (i) the ability to increase sales and operate profitably in New Markets, (ii) the ability to upgrade Company's infrastructure to support its operations and development plans, (iii) the ability of the Company, PJI and PJI's franchisees to expand through the opening of new restaurants which may be affected by the selection and availability of suitable restaurant locations, negotiation of suitable leases or financing terms, constraints on permitting and construction of restaurants, and the hiring, training and retention of management and other personnel, (iv) the Company's ability to acquire existing PJI's franchisees may be hindered by competition from PJI, which has a right to approve and a right of first refusal with respect to the sale of all Papa John's restaurants, (v) the overall success of PJI, (vi) the restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well established competitors with substantially greater financial and other resources than the Company, PJI and PJI's franchisees and some of these competitors have been in existence for a substantially longer period than the Company, PJI and PJI's franchisees and may be better established in the markets where restaurants operated by the Company, PJI or PJI's franchisees are, or may be, located (vii) a change in the pricing or other marketing or impact on sales and earnings at restaurants operated by the Company, PJI and PJI's franchisees, (viii) increases in operating costs such as inflation, increased food costs, increased labor and employee benefit costs and the availability of qualified management and hourly employees, (ix) the availability of capital to the Company, PJI and PJI's franchisees and (x) changes in governmental regulations, including further increases in the minimum wage.

Item 2.  Properties

     At December 31, 2000, the Company operated 176 Papa John's restaurants.

                                       Number of
                                      Restaurants

                         Alabama          24
                         Louisiana        19
                         Ohio              9
                         Texas             9
                         Virginia         40
                                         ---
                         Core Markets    101
                                         ---

                         California      22
                         Oregon          16
                         Puerto Rico      9
                         Utah            25
                         Washington       3
                                        ---
                         New Markets     75
                                        ---
                         Total          176
                                        ===

All but seven of the Company's restaurants are located in leased space. The initial terms of most of the Company's leases are three to five years and provide for one or more options to renew for at least one additional term. The Company's leases generally specify a fixed annual rent with fixed increases, or increases based on changes in the Consumer Price Index, at various intervals during the lease term.

     The Company also leases a commissary facility in Puerto Rico. In addition, the Company leases approximately 7,000 square feet of corporate and operations support space collectively in various states.

Item 3.  Legal Proceedings

     The Company is involved in lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these lawsuits and claims are uncertain, in the aggregate they will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Papa John's International, Inc. and Pizza Hut have been involved in litigation since August, 1998, over the use of the "Better Ingredients, Better Pizza" slogan. The case has currently been overturned in PJI's favor; however, Pizza Hut has filed a petition for writ of certiorari with the United States Supreme Court. PJI cannot predict whether the Supreme Court will accept the case for hearing or, in the event it is accepted, what the outcome of any such hearing will be.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the current executive officers of the Company, together with their ages, their positions with the Company and the year in which they first became an officer of the Company:

                                                                                       First Elected
Name                             Age    Position                                     Executive Officer
----                             ---    --------                                     -----------------
Richard F. Sherman               57     Chairman of the Board                               1991
Douglas S. Stephens              37     President, Chief Executive Officer                  1991
Louis M. Romanus                 42     Vice President - Chief Operating Officer            2001
D. Ross Davison                  39     Senior Vice President Administration -              1996
                                        Chief Financial Officer and Treasurer
John D. Rose                     47     Vice President - Real Estate & Development          1998
J. Robert Compton                33     Vice President - Training                           2000
Anita A. Bray                    31     Corporate Controller - Assistant Treasurer          2000

     Richard F. Sherman has served as a director and Chairman of the Board of the Company or certain predecessors since 1991 and in 1999 he was elected a member of the Executive Committee. Mr. Sherman is a private investor who has been a franchisee and a consultant to PJI since 1991. From 1993 to present, Mr. Sherman has been a director of PJI. From 1987 to 1991, Mr. Sherman was Chairman of the Board and President of Rally's Hamburgers, Inc. From 1984 to 1987, Mr. Sherman was President and a director of Church's Chicken, Inc. From 1971 to 1984, Mr. Sherman was Group Executive Vice President and director of Hardee's Food Systems, Inc. and its parent, Imasco USA, Inc. Mr. Sherman serves on the board of directors of Reed's Jewelers, Inc.

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

     Louis M. Romanus became Chief Operating Officer effective January 2001. From 1997 to 2000, Mr. Romanus served as President/COO with PacPizza, L.L.C., a Pizza Hut franchise with 150 restaurants. From 1977 to 1997, Mr. Romanus held various operations positions from Cook and Restaurant Manager to Senior Market Coach and Senior Director of Operations and Customer Satisfaction with Pizza Hut Corporate.

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

     J. Robert Compton has served as Vice President - Training since February 2000. From 1999 to 2000, Mr. Compton was the Training Director for Just for Feet. From 1995 to 1999, Mr. Compton held various positions from Store Director to Facilitator at Just for Feet University.

     Anita A. Bray became Controller and Assistant Treasurer in November 2000. From 1995 to November 2000, Ms. Bray was with Caremark, Inc. her most recent position being Director of External Reporting. From 1991 to 1996, Ms. Bray was with Ernst & Young LLP. Ms. Bray is a licensed Certified Public Accountant.

PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock has traded on the Nasdaq National Market System under the trading symbol "PJAM" since October 25, 1996. At February 8, 2001, there were approximately 70 record holders of the Company's common stock. The following table sets forth the high and low sales prices of the Company's common stock for the quarters indicated, as reported by the Nasdaq National Market
System:

               2000
          Quarter Ended              High          Low
          -------------              ----          ---

          First Quarter             $16.50        $10.00
          Second Quarter            $11.88        $ 8.75
          Third Quarter             $13.63        $ 6.63
          Fourth Quarter            $ 8.31        $ 5.31

               1999
          Quarter Ended              High          Low
          -------------              ----          ---

          First Quarter             $23.50        $16.00
          Second Quarter            $25.00        $19.38
          Third Quarter             $25.63        $18.13
          Fourth Quarter            $21.63        $12.00


Since its initial public offering of common stock in October 1996, the Company has not paid dividends on its common stock, and has no plans to do so in the foreseeable future.

Item 6.  Selected Financial Data (In thousands, except per share data)

The selected financial data presented below for each of the years in the five-year period ended December 31, 2000 was derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in Item 7 and Item 8, respectively, of the Form 10-K.


                                                                           FOR THE YEARS ENDED (1)
                                                     ---------------------------------------------------------------
                                                              (2)          (2)
                                                            Dec. 29,      Dec. 28,   Dec. 27,  Dec. 26,     Dec. 31,
                                                             1996          1997       1998      1999         2000
                                                     ----------------------------------------------------------------
Restaurant sales                                         $    24,550  $  48,128  $  68,586  $ 95,489    $  111,080
Cost and expenses:
   Cost of sales                                               8,064     15,251     22,153    29,285        33,104
   Salaries and benefits                                       6,113     12,508     18,272    26,649        32,284
   Other operating expenses                                    5,833     11,535     15,971    22,871        29,193
   General and administrative expenses                         1,402      2,558      3,466     4,811         6,803
   Depreciation and amortization                                 628      1,302      2,078     3,243         4,160
   Other charges (3)                                               -          -          -       690         9,465
                                                     ----------------------------------------------------------------
     Total costs and expenses                                 22,040     43,154     61,940    87,549       115,009
                                                     ================================================================
Operating income (loss)                                        2,510      4,974      6,646     7,940        (3,929)
Other income (expense), net                                       11        864        916       617           (62)
                                                     ----------------------------------------------------------------
Income (loss) before income taxes                              2,521      5,838      7,562     8,557        (3,991)
Provision (benefit)for income taxes                              941      2,040      2,495     2,909        (1,371)
                                                     ----------------------------------------------------------------
Income (loss) before cumulative effect of change in
    accounting principle                                 $     1,580  $   3,798  $   5,067  $  5,648    $   (2,620)
   Cumulative effect of change in accounting
    principle, net of tax                                          -          -          -      (181)            -
                                                     ----------------------------------------------------------------
Net income (loss)                                        $     1,580  $   3,798  $    5,067 $  5,467    $   (2,620)
                                                     ================================================================

Basic earnings (loss) per share: (4)
  Income (loss) before cumulative effect of
     change in
   accounting principle                                  $      0.61  $    0.71  $     0.88 $   0.98    $    (0.55)
  Cumulative effect of accounting change, net of
     tax                                                           -          -           -    (0.03)            -
                                                     ----------------------------------------------------------------
Basic earnings (loss) per share                          $      0.61  $     0.71 $     0.88 $   0.95    $    (0.55)
                                                     ================================================================

Diluted earnings (loss) per share: (4)
   Income (loss) before cumulative effect of
     change in
    accounting principle                                 $      0.61  $     0.69 $     0.86 $   0.95    $    (0.55)
   Cumulative effect of accounting change, net of                  -           -          -    (0.03)            -
     tax
                                                     ----------------------------------------------------------------
Diluted earnings (loss) per share                        $      0.61  $     0.69 $     0.86 $   0.92    $    (0.55)
                                                     ================================================================
   Weighted average shares outstanding - Basic                 2,583       5,369      5,777    5,744         4,739
                                                     ================================================================
   Weighted average shares outstanding - Diluted               2,610       5,483      5,919    5,942         4,739
                                                     ================================================================
Balance sheet data (end of period):
   Total assets                                          $    23,614  $   40,283 $   48,813 $ 47,937    $   37,571
   Total debt, including current maturities                       70           -          -        -         4,000
   Stockholders' equity                                       21,518      36,807     41,746   41,538        28,304

(1) The Company operates on a 52-53 week year ending on the last Sunday in December each year. Fiscal 2000 was a 53 week year.

(2) Net income reflects a pro forma provision for income taxes assuming the Company's predecessors and an aquisition were C corporations rather than S corporations.

(3) Other charges include asset impairment charges on the Company's long-lived assets. The pre-tax charges were $9,465,000 and $690,000 in 2000 and 1999 respectively. The tax benefit of these charges was $3,288,000 and $235,000, thus the charges net of taxes were $6,177,000 ($1.30 per share) and $455,000 ($0.08 per share) in 2000 and 1999, respectively.

(4) Excluding the charges described in footnote 3, basic earnings per share were $0.75 and $1.06 in 2000 and 1999, respectively. Diluted earnings per share were $0.75 and $1.03 in 2000 and 1999, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company is the largest franchisee of Papa John's pizza delivery and carry-out restaurants. At December 31, 2000, the Company operated 176 Papa John's restaurants in nine states and Puerto Rico.

     The Company's restaurants operate under separate franchise agreements, which generally have terms between five and ten years (with renewal options between five and ten years) and require payment of monthly royalties equal to 4% of restaurant sales. The Company also has entered into development agreements with PJI to open a certain number of restaurants over a defined period of time within specific geographic areas. The Company's development agreements required it to pay a non-refundable fee per restaurant covered by the respective agreements and which fee is typically credited against the initial franchise fee that the Company is required to pay for each new restaurant opened. The Company amortizes development and franchise fees over a 20-year period, beginning with the opening of a restaurant.

     Effective February, 2001, the Company merged all of its previous U.S. geographic development agreements with PJI into a single development agreement. In the new development agreement, the Company is required to open six restaurants in 2001, then eight restaurants per year through 2006. In connection with the new U.S. development agreement, the Company sold 22 development rights in various geographic area back to PJI. Under the original development agreements, the number of restaurants required to be opened in 2001, 2002, and 2003 was 18, 15 and 15 respectively. Therefore, the Company's pace of restaurant openings is significantly slower.

     The Company is also required to open four restaurants per year in Puerto Rico in 2001 and 2002, and three restaurants in 2003.

     The Company's growth strategy focuses on further developing the Papa John's concept through: (i) building out its existing markets; (ii) acquiring and developing new territories; and (iii) strategically acquiring existing Papa John's franchisee groups and territories, if available.

     The average cash investment including franchise fees for the 24 restaurants opened or acquired during 2000 was approximately $320,000, exclusive of land and pre-opening costs. The Company expects the average cash investment for restaurants opened in 2001 to be similar to 2000. The unit openings in 2001 will primarily be in the New Markets. The average cash investment for domestic and international restaurants in 2000 was approximately $280,000 and $450,000 respectively. The Company is focusing on reducing the cash investment of future restaurants, especially international.

     For restaurants open throughout 2000, average sales were $692,000, compared to average sales in 1999 of $731,000, with the restaurant base increasing 30% (152 restaurants from 117 restaurants).

2000 Compared to 1999

     Restaurant Sales. Restaurant sales increased 16% to $111.1 million in 2000, from $95.5 million in 1999. This increase was primarily due to a 23% increase in the number of equivalent restaurants open during 2000 as compared to 1999. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired, or sold during the period on a weighted average basis. Fiscal 2000 was also a 53 week year. Also, comparable sales decreased 0.1% in 2000 over 1999, for restaurants open throughout both years. The total average unit sales decreased 5.0% from the comparable periods in 1999 due to the significant increase in restaurants in the Company's "New Markets", which primarily are restaurants located in Utah, California, Oregon and Puerto Rico. The Company has also increased the level of marketing expenditures; however, aggregate sales in 2000 have been less than management's expectations. The Company's New Markets are experiencing a longer time to mature, and based on the higher operating costs, specifically labor and occupancy, losses in these markets have increased as the number of stores have increased.

     Costs and Expenses. Cost of sales, which consists of food, beverage, and paper costs, increased $3.8 million, and decreased as a percentage of restaurant sales to 29.8% in 2000 from 30.7% in 1999. This percentage decrease is primarily attributable to significantly lower average cheese costs in 2000, offset by significant additional discounting, higher box costs and higher meat topping costs. All of the Company's restaurants in the domestic United States receive product from Papa John's International, Inc. ("PJI"), and each restaurant is charged the same price for product, regardless of the location of the restaurant.

     Salaries and benefits, which consist of all store level employee wages, taxes and benefits, increased $5.6 million, and increased as a percentage of restaurant sales to 29.1% in 2000 from 27.9% in 1999. The increase in salaries and benefits as a percentage of restaurant sales was primarily due to the increase in the proportion of restaurants in New Markets, a higher minimum wage in California and Oregon, an average wage rate increase of approximately 3%, and less leverage on projected sales.

     Other operating expenses include other restaurant level operating costs, the material components of which are automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, and advertising expenses. Other operating expenses increased $6.3 million, and increased as a percentage of restaurant sales to 26.3% in 2000 compared to 24.0% in 1999. This percentage increase is primarily attributable to less leverage on projected sales volumes, higher advertising expenses, and a higher proportion of restaurants in New Markets which have higher occupancy costs. Also, utility expenses in the second half of 2000 were significantly higher than the comparable period in 1999.

     General and administrative expenses, which includes restaurant support personnel and related costs of operations increased $2.0 million, and increased as a percentage of restaurant sales to 6.1% in 2000 from 5.0% in 1999. This increase was primarily due to additional corporate and field operations support personnel to support current and future growth, and less leverage on sales. In the second half of 2000, the Company also incurred approximately $350,000 of costs associated with operations management restructuring, including recruitment and relocation expenses. Also, in the fourth quarter of 2000, the Company increased salaries for its restaurant supervisory and corporate operations support personnel, to bring base compensation closer to market.

     Depreciation and amortization increased by $.9 million, and increased as a percentage of restaurant sales to 3.7% in 2000 from 3.4% in 1999. The dollar and percentage increases were primarily attributable to a higher proportion of newer restaurants in New Markets (thus lower sales and less leverage), and higher costs of restaurants.

     Other Charges. The Company periodically reviews the carrying value of its long-lived assets (primarily property, equipment, leasehold improvements and intangible assets) to assess the recoverability of these assets. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When a determination is made that the carrying value is not recoverable, the assets are written down to their estimated fair value.

     During the fourth quarter of fiscal 2000, the Company recorded an impairment charge of $9.5 million of which $.7 million related to goodwill, $1.6 million related to development and franchise fee, and $7.2 million related to property and equipment. Based upon current and future estimated operating results and cash flows, management believed that numerous restaurants would likely continue to generate operating and cash flow losses over the related remaining lease terms and therefore reduced the carrying value of the impaired assets to estimated fair market value. As is the case with all estimates that involve predictions of future outcomes, management's estimates of future operating results, cash flows and fair market value is subject to change. The impairment charge related primarily to restaurants in the New Markets. The Company is evaluating these restaurants to determine an appropriate course of action to improve the operations or potential closure and recently hired a Chief Operating Officer in January 2001, who is assisting in this evaluation. If the Company continues to experience declines in operating and cash flow results, the Company may incur additional asset impairment charges in the future. As a result of the impairment charge, the depreciation and amortization expense will decrease by approximately $400,000.

     Other Income (Expense). Other income (expense), which consists primarily of investment income offset by interest expense decreased $.7 million from 1999. During 2000, the Company used its available investment balance to partially fund stock repurchase. At the end of 2000, the Company had no investment balance remaining, and the Company had $4.0 million of debt outstanding on its revolving line of credit.

     Income Tax Expense (Benefit). Income tax expense (benefit) reflects a combined federal, state and local effective tax (benefit) rate of 34.3% for 2000, compared to 34.0% in 1999. The effective income tax rate in 2000 increased as compared to the 1999 rate as a result of a significant decrease in the relative level of tax-exempt investment income to total pre-tax income, and that the remaining difference was the result of less state tax benefit in 2000 due to the impairment loss.

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

Special charges include litigation compliance and asset impairment costs consists of $.3 million related to signage and other costs for the re-imaging of the Papa John's slogan and $.4 million related to asset impairment of restaurants.

     Other Income. Other income which consists primarily of investment income decreased $.3 million from 1998. The decrease in investment income is a result of a lower investment balance due to the acquired businesses in 1998 and the Company's stock repurchases in 1999.

     Income Tax Expense. Income tax expense (exclusive of the cumulative effect of accounting change and related taxes) reflects a combined federal, state and local effective tax rate of 34.0% in 1999, compared to 33.0% in 1998. The effective income tax rate increased as compared to 1998 as a result of a decrease in tax exempt income compared to total income.

Liquidity and Capital Resources

     The Company requires capital primarily for the development of new restaurants, (which include franchise and development fees), and for existing restaurant improvements. In 2000, capital expenditures of $9.7 million and share repurchases of $10.7 million were primarily funded by cash flow from operations, liquidation of available cash and investments, and from increases in the line of credit facility.

     Additionally, the Company also may repurchase its common stock from time to time. In September 2000, the Company's Board authorized an additional $10.0 million stock buyback, for a total authorization of $30 million. Through December 31, 2000, the Company had repurchased 1,624,000 shares for a total of $19.0 million; therefore, approximately $11.0 million remained on the buyback authorization.

     Capital expenditures are expected to be approximately $4.0 million for 2001, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company. Capital resources at December 31, 2000 include $2.4 million of cash and $6.0 million remaining in the Company's $10.0 million line of credit facility. The Company plans to fund its capital expenditures in 2001 and future years from available cash, cash generated from operations, and credit line availability.

     In February 2001, the Company entered into a two year $15 million Revolving Line of Credit Facility with Bank One, Kentucky NA, that matures January 31, 2003, and replaces the above mentioned $10 million credit line.

Impact of Inflation

     Excluding labor costs, the Company does not believe inflation has materially affected earnings during the past three years. Substantial increases in costs, particularly labor, employee benefits or food costs, could have a significant impact on the Company in the future. Rising labor costs have pressured margins, especially in 2000. The Company has increased wages to remain competitive in the restaurant industry.

     Cheese, representing approximately 40% of our food cost, is subject to seasonal fluctuations, weather, demand and other factors that are beyond our control. Effective December 27, 1999, PJI's commissary entered into a purchasing arrangement with a third-party entity formed at the direction of the PJI's Franchise Advisory Council for the sole purpose of reducing cheese price volatility. Under this arrangement, the commissary will purchase cheese at a fixed quarterly price based, in part, on historical average cheese prices. Gains and losses incurred by the selling entity will be passed to the commissary via adjustments to the selling price over time. Ultimately the commissary will purchase cheese at a price approximating the actual average market price, but with more predictability and less volatility than previous purchasing method.

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

Forward Looking Statements

     Certain information contained in this annual report, particularly information regarding future financial performance and plans and objectives of management, is forward looking. Certain factors could cause actual results to differ materially from those expressed in forward looking statements. These factors include, but are not limited to, our ability to obtain suitable locations and financing for new restaurant development; the hiring, training, and retention of management and other personnel; competition in the industry with respect to price, service, location, and food quality; an increase in food cost due to seasonal fluctuations, weather, and demand; changes in consumer tastes and demographic trends; changes in federal and state laws, such as increases in minimum wage; and risks inherent to international development.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     We had no holdings of derivative financial or commodity instruments at December 31, 2000.

     The Company's exposure to financial market risks in 2000 and going forward is the impact that interest rate changes could have on the interest expense incurred on borrowings under our revolving credit agreement (see "Note 8" of "Notes to Consolidated Financial Statement"). All such borrowings bear interest at a variable rate based on the prime rate, the London Interbank Offered Rate (LIBOR), or certain alternative short-term rates. A change in interest rates of 100 basis points would not significantly affect our net income.

Item 8.  Financial Statements and Supplementary Data

The following table sets forth the percentage relationship to restaurant sales for certain income statement of operations data for the Company:

                                                                        For the Years Ended (1)
                                                       ------------------------------------------------------------
                                                               Dec. 27,            Dec. 26,            Dec. 31,
                                                                 1998                1999                2000
                                                       ------------------------------------------------------------
Restaurant sales                                                100.0%              100.0%              100.0%
Cost and expenses:
     Cost of sales                                               32.3                30.7                29.8
     Salaries and benefits                                       26.6                27.9                29.1
     Other operating expenses                                    23.3                24.0                26.3
     General and administrative expenses                          5.1                 5.0                 6.1
     Depreciation and amortization                                3.0                 3.4                 3.7
     Other charges                                                  -                 0.7                 8.5
                                                       ------------------------------------------------------------
          Total costs and expenses                               90.3                91.7               103.5
                                                       ------------------------------------------------------------
Operating income (loss)                                           9.7                 8.3                (3.5)
Other income (expense)                                            1.3                 0.7                (0.1)
                                                       ------------------------------------------------------------
Income (loss) before income taxes and cumulative
  effect ofchange in accounting principle                        11.0                 9.0                (3.6)
Income tax expense (benefit)                                      3.6                 3.1                (1.2)
                                                       ------------------------------------------------------------
Income (loss) before cumulative effect of change
  in accounting principle                                         7.4                 5.9                (2.4)
Cumulative effect of accounting change, net of tax                  -                (0.2)                  -
                                                       ------------------------------------------------------------
Net income (loss)                                                 7.4%                5.7%               (2.4)%
                                                       ============================================================

Restaurant data - the Company:                                   1998                1999                2000
                                                       ------------------------------------------------------------
     Percentage change in comparable restaurant sales             4.5%                2.3%               (0.1)%
     Average sales for restaurants open for
        full year (in thousands)                              $   774             $   731             $   693
                                                       ============================================================

Number of restaurants:
     Beginning of year                                             73                 119                 152
     Opened                                                        25                  35                  23
     Acquired                                                      21                   -                   1
     Sold                                                           -                  (2)                  -
                                                       ------------------------------------------------------------
     End of year                                                  119                 152                 176
                                                       ============================================================

(1) The Company operates on a 52-53 week year ending on the last Sunday in December each year. 2000 was a 53 week year.

             Index to Financial Statements and Supplementary Data

                                                                                                  Page
                                                                                                  ----
Audited Consolidated Financial Statements

Consolidated Balance Sheets as of December 26, 1999 and December 31, 2000.......................   24

Consolidated Statements of Operations for the Years Ended December 27, 1998,
     December 26, 1999 and December 31, 2000 ...................................................   25

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 27, 1998, December 26, 1999 and December 31, 2000.................................   26

Consolidated Statements of Cash Flows for the Years Ended December 27, 1998,
     December 26, 1999 and December 31, 2000....................................................   27

Notes to Consolidated Financial Statements......................................................   28

Report of Management............................................................................   42

Report of Independent Auditors..................................................................   43

                       PJ AMERICA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       Dec. 26,       Dec. 31,
(In thousands, except per share data)                                    1999           2000
                                                                      -----------------------
                             ASSETS
                             ------
Current assets:
     Cash and cash equivalents                                        $ 2,648         $ 2,354
     Inventories                                                          910             685
     Prepaid expenses and other                                           420              86
     Investments                                                        2,879               -
     Deferred income taxes                                                294             124
                                                                      -----------------------
          Total current assets                                          7,151           3,249
Investments                                                             4,050               -
Net property and equipment                                             28,187          26,953
Deferred franchise and development costs, net of
  accumulated amortization of $410 in 1999 and
  $618 in 2000                                                          3,854           2,067
Goodwill, net of accumulated amortization of $295 in 1999
  and $471 in 2000                                                      4,413           3,511
Deferred income taxes                                                       -           1,375
Other assets                                                              282             416
                                                                      -----------------------
          Total assets                                                $47,937         $37,571
                                                                      =======================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
     Accounts payable                                                 $   583         $   810
     Accrued expenses                                                   4,325           4,457
                                                                      -----------------------
          Total current liabilities                                     4,908           5,267

Deferred income taxes                                                   1,491               -
Long term debt-net of current portion                                       -           4,000

Stockholders' equity:
     Preferred stock ($1.00 par value per share;
      authorized
        1,000 shares, no shares issued and outstanding)                     -               -
     Common stock ($.01 par value per share; authorized
        20,000 shares; issued and outstanding shares of
        5,416 in 1999 and 4,324 in 2000)                                   54              43
     Additional paid-in-capital                                        31,675          25,078
     Retained earnings                                                  9,809           3,183
                                                                      -----------------------
          Total stockholders' equity                                   41,538          28,304
                                                                      -----------------------

          Total liabilities and stockholders' equity                  $47,937         $37,571
                                                                      =======================

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Years Ended
                                                        -------------------------------------------------
                                                                Dec. 27,        Dec. 26,         Dec. 31,
                                                                 1998            1999             2000
                                                        -------------------------------------------------
(In thousands, except per share amounts)
Restaurant sales                                                 $68,586         $95,489         $111,080

Restaurant operating expenses:
     Cost of sales                                                22,153          29,285           33,104
     Salaries and benefits                                        18,272          26,649           32,284
     Other operating expenses                                     15,971          22,871           29,193
     Depreciation and amortization                                 2,078           3,243            4,160
                                                        -------------------------------------------------
                                                                  58,474          82,048           98,741
                                                        -------------------------------------------------

Restaurant operating income                                       10,112          13,441           12,339
General and administrative expenses                                3,466           4,811            6,803
Other charges                                                          -             690            9,465
                                                        -------------------------------------------------
Operating income (loss)                                            6,646           7,940           (3,929)

Other income (expense)                                               916             617              (62)
                                                        -------------------------------------------------

Income (loss) before income taxes and
 cumulative
  effect of change in accounting principle                         7,562           8,557           (3,991)
Income tax expense (benefit)                                       2,495           2,909           (1,371)
                                                        -------------------------------------------------
Income (loss) before cumulative effect of change
  in accounting principle                                          5,067           5,648           (2,620)
Cumulative effect of change in accounting
  principle, net of taxes                                              -            (181)               -
                                                        -------------------------------------------------
Net income (loss)                                                $ 5,067         $ 5,467         $ (2,620)
                                                        =================================================
Basic earnings (loss) per share:
     Income (loss) before cumulative effect of
       change in accounting principle                            $  0.88         $  0.98         $  (0.55)
     Cumulative effect of accounting change,
       net of taxes                                                    -            (.03)               -
                                                        -------------------------------------------------
     Net income (loss) per share - Basic                         $  0.88         $  0.95         $  (0.55)
                                                        =================================================
Diluted earnings (loss) per share:
     Income (loss) before cumulative effect of
       change in accounting principle                            $  0.86         $  0.95         $  (0.55)
     Cumulative effect of accounting change
       net of taxes                                                    -            (.03)               -
                                                        -------------------------------------------------

     Net income (loss) per share - Diluted                       $  0.86         $  0.92         $  (0.55)
                                                        =================================================
Weighted average shares outstanding - Basic                        5,777           5,744            4,739
                                                        =================================================
Weighted average shares outstanding - Diluted                      5,919           5,942            4,739
                                                        =================================================

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock            Additional                     Total
                                             -----------------------------
                                                                           Paid-In       Retained    Stockholders'
                                                Shares        Amount       Capital       Earnings        Equity
                                             ------------------------------------------------------------------------
(In thousands)

Balance, December 28, 1997                         5,782          $ 58       $32,197       $ 4,552        $ 36,807
     Net income                                        -             -             -         5,067           5,067
     Proceeds from exercise of stock options          45             -           675             -             675
     Repurchases of common stock (retired)           (55)            -          (307)         (496)           (803)
                                             ---------------------------------------------------------------------
Balance, December 27, 1998                         5,772            58        32,565         9,123          41,746

     Net income                                        -             -             -         5,467           5,467
     Proceeds from exercise of stock options         116             1         1,841             -           1,842
     Repurchases of common stock (retired)          (472)           (5)       (2,731)       (4,781)         (7,517)
                                             ---------------------------------------------------------------------
Balance, December 26, 1999                         5,416            54        31,675         9,809          41,538

     Net (loss)                                        -             -             -        (2,620)         (2,620)
     Proceeds from exercise of stock options           5             -            71             -              71
     Repurchases of common stock (retired)        (1,097)          (11)       (6,668)       (4,006)        (10,685)
                                             ---------------------------------------------------------------------
Balance, December 31, 2000                         4,324          $ 43       $25,078       $ 3,183        $ 28,304
                                             =====================================================================


                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                          For the Years Ended
                                                           ----------------------------------------------
                                                                   Dec 27,        Dec 26,         Dec 31,
                                                                    1998            1999            2000
                                                           ----------------------------------------------
Operating activities:
Net income (loss)                                               $  5,067        $  5,467        $ (2,620)
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                                      2,078           3,243           4,160
Other charges                                                          -             690           9,465
Deferred income taxes                                                380             397          (2,696)
Changes in operating assets and liabilities:
     Inventories                                                    (140)           (361)            225
     Prepaid expenses and other                                       31            (156)            334
     Accounts payable                                               (127)             75             227
     Accrued expenses                                                402             259             132
     Other                                                           362               -               -
Other assets                                                          53             (73)           (134)
                                                           ---------------------------------------------
Net cash provided by operating activities                          8,106           9,541           9,093

Investing Activities:
Purchases of property, equipment, franchise and
  development fees                                               (10,005)        (11,119)         (9,702)
Purchases of investments                                         (36,154)        (45,130)              -
Proceeds from maturity of investments                             44,040          51,547           6,929
Acquisitions                                                      (9,049)              -               -
                                                           ---------------------------------------------
Net cash used in investing activities                            (11,168)         (4,702)         (2,773)

Financing Activities:
Proceeds from (payments on) PJI borrowings                         1,345          (1,345)              -
Proceeds from exercise of stock options                              675           1,842              71
Repurchases of common stock                                         (803)         (7,517)        (10,685)
Proceeds from Credit Line                                              -               -           6,000
Payments on Credit Line                                                -               -          (2,000)
Issuance of stockholder notes                                        197            (197)              -
                                                           ---------------------------------------------
Net cash provided by (used in) financing activities                1,414          (7,217)         (6,614)
                                                           ---------------------------------------------

Net increase (decrease) in cash and cash equivalents              (1,648)         (2,378)           (294)
Cash and cash equivalents at beginning of year                     6,674           5,026           2,648
                                                           ---------------------------------------------
Cash and cash equivalents at end of year                        $  5,026        $  2,648        $  2,354
                                                           =============================================

                           (See accompanying notes)

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Description of Business

     The Company operates pizza delivery and carry-out restaurants under the trademark "Papa John's" in nine states and Puerto Rico. At December 31, 2000, the Company operated 176 restaurants.

2.   Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of PJ America, Inc. and its wholly-owned subsidiaries (the Company). All significant inter-company transactions between the consolidated companies have been eliminated.

Fiscal Year

     The Company's fiscal year ends on the last Sunday in December of each year. Fiscal 2000 was a 53 week year.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash Equivalents

     At December 31, 2000, the Company did not have any significant cash equivalents. Cash equivalents historically consisted of highly liquid investments with a maturity of three months or less at date of purchase. These investments were carried at cost, which approximated fair value.

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

Investments

     At December 31, 2000, the Company did not have any investments. Historically, the Company determined the appropriate classification of investment securities at the time of purchase and reevaluated such designation as of each balance sheet date. All investment securities held by the Company had been classified as held-to-maturity. Held-to-maturity investment securities are stated at amortized cost with any amortization of premiums and accretion of discounts included in other income.

Development and Franchise Fees

     Development fees paid by the Company to PJI (or for the acquisition of another franchisee territory) for the right to open restaurants in a geographic area are deferred and amortized to expense on a pro rata basis as each restaurant is opened. Franchise fees are generally paid when each restaurant is opened and are deferred and amortized. Deferred development and franchise fees are amortized over a 20 year period using the straight-line method beginning with the opening of each restaurant.

Goodwill

     Goodwill represents the excess of cost over fair value of assets acquired and is being amortized over 20-30 years using the straight-line method. The Company reviews the carrying value of goodwill if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable based upon the undiscounted expected future cash flows over the remaining amortization periods, the Company's carrying value of goodwill is reduced by the excess of the carrying value over the estimated fair value of the entity acquired.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.   Significant Accounting Policies (continued)


Advertising and Related Costs

     Advertising and related costs include restaurant activities such as mail coupons, doorhangers, promotional items, and required contributions to PJI's production fund (1.25% of restaurant sales). Such amounts are expensed as incurred and were approximately $4.6 million, $7.1 million and $9.3 million in 1998, 1999 and 2000, respectively, and are included in other operating expenses in the consolidated statements of income.

Long-Lived Assets

     In accordance with Financial Accounting Standards Board (FASB) Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations and intangible assets including allocated goodwill when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In fiscal 2000, the Company recorded an impairment charge of which $7.2 million related to property and equipment, $1.6 million related to development and franchise fees, and $.7 million related to goodwill. (See Note 3)

Stock-Based Compensation

     The Company follows the provisions of Accounting Principles Board Opinion
(APB) No. 25 for its stock-based compensation awards (see Note 14).

Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of shares of common stock outstanding (Basic) and common stock equivalents during the period (Diluted). (see Note 14).

Income Taxes

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with the provisions of SFAS No. 109, deferred income taxes reflect the temporary tax consequences on future years of differences between the tax and financial statement basis of assets and liabilities.

Pre-Opening Costs - Restaurants

     Restaurant pre-opening costs, which represent expenses incurred before a restaurant opens, are expensed as incurred.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.   Significant Accounting Policies (continued)

Deferred Commissary Start-Up Costs - Accounting Changes

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

Prior Year Data

     Certain prior year data has been reclassified to conform to the 2000 presentation.

3.   Other Charges

     During the fourth quarter of 2000, the Company recorded an asset impairment charge of $9.5 million to reduce the carrying value of equipment, leaseholds, and intangible assets of the Company's restaurants to their estimated fair market value (See Note 2). Based upon current and future estimated operating results and cash flows, management believed that numerous restaurants would likely continue to generate operating and cash flow losses over the related remaining lease terms and therefore reduced the carrying value of the impaired assets to estimated fair market value. As is the case with all estimated that involve predictions of future outcomes, management's estimates of future operating results, cash flows and fair market value is subject to change. The impairment charge related primarily to restaurants in New Markets. The Company is evaluating these restaurants to determine an appropriate course of action to improve the operations or potential closure and recently hired a Chief Operating Officer in January 2001, who is assisting in this evaluation.

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

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.   Investments

     At December 31, 2000, the Company had no investments.

     A summary of the Company's held-to-maturity securities, principally corporate debt securities and municipal bonds, as of December 26, 1999 follows (in thousands):

                                       Gross              Gross
                     Amortized       Unrealized         Unrealized       Estimated
                       Cost         Holding Gains     Holding Losses     Fair Value
                     ----------------------------------------------------------------
1999                  $6,929         $      -             $  (49)          $6,880
                     ================================================================


6.   Net Property and Equipment

     Net property and equipment consists of the following (in thousands):

                                                         December 26,       December 31,
                                                            1999                2000
                                                         ------------------------------
          Land                                            $ 1,276            $  1,276
          Building and leasehold improvements              18,066              18,603
          Commissary and restaurant equipment              16,691              18,273
          Construction in process                             648                 275
                                                         ----------------------------
                                                           36,681              38,427
          Less accumulated depreciation                    (8,494)            (11,474)
                                                         ----------------------------
          Net property and equipment                      $28,187            $ 26,953
                                                         ============================

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.   Accrued Expenses

     Accrued expenses consists of the following (in thousands):


                                               1999               2000
                                          ------------------------------

          Salaries and wages                 $  782              $  907
          Taxes, other than income              655                 750
          Advertising and royalties             396                 518
          Other                               2,492               2,282
                                          -----------------------------
                                             $4,325              $4,457
                                          =============================

8.   Revolving Credit Facility

     As of December 31, 2000, the Company had a $10.0 million committed line of credit agreement expiring on May 2, 2001. At December 31, 2000, $4.0 million was outstanding. Effective January 31, 2001, the Company entered into a new $15.0 million unsecured revolving line of credit facility with an expiration date of January 31, 2003. Outstanding balances for this facility currently accrue interest at 100.0 basis points over LIBOR or other developed rates at our option. The commitment fee on the unused balance is 25.0 basis points per annum. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). On February 8, 2001, $3.5 million was outstanding under this facility.

9.   Cheese Pricing Arrangement

     Papa John's Franchise Advisory Council has initiated a program that allows the cost of cheese to Papa John's restaurants to be established on a quarterly basis. An independent franchisee-owned corporation, BIBP Commodities, Inc. ("BIBP"), purchases cheese at the market price and sells it to PJI's distribution subsidiary, PJ Food Service, Inc. (PJFS), at a fixed quarterly price based in part upon historical average market prices. PJFS in turn sells cheese to Papa John's restaurants (Franchisor-owned and franchised) at a set quarterly price. Gains or losses incurred by BIBP due to differences in the actual market price of cheese purchased and the established quarterly sales price are factored into determining the price for the following quarter.

     The company owns 18% of BIBP, and the investment is recorded in other assets and is carried at cost.

                      PJ AMERICA, INC. AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


10.  Income Taxes

     A summary of income tax expense is as follows (in thousands):


                                               1998        1999         2000
          Current                              ----        ----         ----

            Federal                           $1,925      $2,283      $ 1,135
            State and local                      190         229          190
          Deferred (federal and state)           380         397       (2,696)
                                              -------------------------------
          Income tax expense                  $2,495      $2,909      $(1,371)
                                              ===============================


     Net deferred tax assets (liabilities) as of December 26, 1999 and December 31, 2000 are comprised of the following (in thousands):


                                                                     1999          2000
                                                                     ----          ----
         Deferred tax assets - short-term - nondeductible
               reserves and accruals                               $   294      $   124
          NOL carry forward - international and state                  176          364
          Deferred tax asset - asset impairment charge                   -        3,106
          Deferred tax liabilities - accelerated depreciation       (1,667)      (2,095)
                                                                   --------------------
          Net deferred tax assets (liabilities)                    $(1,197)     $ 1,499
                                                                   ====================

     The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows (in thousands):


                                                                    1998           1999           2000
                                                                    ----           ----           ----
Income tax expense at U.S. federal statutory rates (34%)           $2,571         $2,909        $(1,357)
Increases (decreases) resulting from:
State and local income taxes - net                                    125            151            125
Tax exempt interest income                                           (242)          (135)           (12)
Other                                                                  41            (16)          (127)
                                                                   ------------------------------------
Income tax expense                                                 $2,495         $2,909        $(1,371)
                                                                   ====================================

Income tax payments amounted to $1.8 million, $1.8 million and $1.1 million in 1998, 1999, and 2000, respectively.

                      PJ AMERICA, INC. AND  SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


11.  Related Party Transactions

Franchisor

     Under the terms of the current area development agreements between the Company and PJI, the Company paid development fees of $5,000 per restaurant. Currently, franchise fees of $15,000 have been paid as each new restaurant was opened. Royalties in the amount of 4% of restaurant sales are paid monthly to PJI, and a monthly contribution of 1.25% of sales is paid to the Marketing Fund of PJI. The Company is required to buy certain proprietary food products from PJI's commissary subsidiary and has elected to buy substantially all other food products, supplies, marketing materials and equipment from PJI or its subsidiaries.

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

     In connection with the Company's Initial Public Offering in October 1996, the Company issued a warrant to PJ USA (a subsidiary of PJI) to purchase 225,000 shares of common stock at $11.25 per share. The warrant was issued in consideration for, among other things, the rights to enter into development agreements and the waiver of rights of first refusal of certain affiliated franchisees. The Company expects to pay all standard development and franchise fees in connection with operating restaurants in these territories. The warrant is exercisable in whole or in part at any time until October 30, 2001.

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

     As noted in Note 4, the acquisitions have been made between the Company and certain Company directors and officers.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


12.  Leases

     The Company primarily leases restaurant retail space under operating leases with terms generally ranging from three to five years and providing for at least one renewal. Certain leases further provide that the lease payments may be increased annually based on the Consumer Price Index. Future minimum lease payments are as follows (in thousands):


               2001             3,677
               2002             3,361
               2003             2,623
               2004             1,704
               2005             1,030
               Thereafter       1,307
                              -------
                              $13,702
                              =======

     Rent expense was approximately $1.5 million, $2.4 million and $3.2 million in 1998, 1999, and 2000, respectively.


13.  Stock Repurchases

     In September 2000, the Board of Directors authorized the Company to purchase an additional $10 million of its common stock in both open market purchases as well as private transactions. This brought the total authorization to $30 million. As of December 31, 2000, the Company had repurchased and immediately retired 1,624,000 shares at various prices totaling $19.0 million.

14.  Stock Options

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

     The Company awards stock options under the PJ America, Inc. 1996 Stock Ownership Incentive Plan (the "Incentive Plan") and the PJ America, Inc. 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Shares of common stock authorized for issuance are 1,500,000 under the Incentive Plan and 240,000 under the Directors' Plan. Options granted under both plans generally expire ten years from the date of grant and vest over one to four year periods.

                       PJ AMERICA, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


14.  Stock Options (continued)

     The Incentive Plan also provides for awards of restricted stock, however the Company has not granted any such awards.

     SFAS 123 requires disclosure of pro forma net income and earnings per share as if the Company had accounted for employee stock options granted subsequent to December 25, 1994 under the fair value method. The fair value for these options was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 5.75% for 2000 and 6.0% for 1999 and 1998; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .55, .93, and .49, respectively; and a weighted-average expected life of the options of 4.0, 3.5 and 4.0 years, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands, except per share amounts):


                                                 1998     1999      2000
--------------------------------------------------------------------------
Pro forma net income (loss)                     $4,475   $4,464   $(3,420)
Pro forma earnings (loss) per share - Basic       0.77     0.78     (0.72)
Pro forma earnings (loss) per share - Diluted     0.75     0.75     (0.72)

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


14.  Stock Options (continued)

     Information pertaining to options for 1998, 1999 and 2000 is as follows (number of options in thousands):


                                           1998                       1999                       2000
------------------------------------------------------------------------------------------------------------------
                                                  Weighted                   Weighted                   Weighted
                                                  Average                    Average                    Average
                                                  Exercise                   Exercise                   Exercise
                                      Options      Price         Options      Price       Options        Price
------------------------------------------------------------------------------------------------------------------
Outstanding - beginning
   of year                                540         $13.15         858         $13.50         966         $14.27
Granted                                   429          13.95         266          16.38          67           8.63
Exercised                                 (45)         13.21        (116)         13.39          (5)         13.34
Cancelled                                 (66)         13.82         (42)         13.82         (99)         14.56
------------------------------------------------------------------------------------------------------------------
Outstanding - end of year                 858         $13.50         966         $14.27         928         $13.84
==================================================================================================================
Exercisable - end of year                 229         $13.47         342         $13.41         535         $13.72
==================================================================================================================
Weighted-average fair value of
 options granted during the year        $6.24                     $10.35                      $5.13
==================================================================================================================
Weighted-average contractual
   life                                   8.2                        8.7                        7.4
==================================================================================================================

At December 31, 2000, approximately 625,000 shares were available for future issuance under the Incentive Plan, and 20,000 shares are available for future issuance under the Directors' Plan.

     The following table sets forth the reconciliation of basic and diluted weighted average shares outstanding for 1998 through 2000:

(In thousands)                                                   1998          1999          2000
                                                                -----         -----         -----
Weighted-average shares outstanding - Basic                     5,777         5,744         4,739
Shares issuable upon the exercise of outstanding
     stock options and warrants                                   142           198             -
                                                       ==========================================
Weighted-average shares outstanding - Diluted                   5,919         5,942         4,739
                                                       ==========================================

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15.  Quarterly Data (Unaudited) in thousands, except per share data

                                      1/st/ Quarter     2/nd/ Quarter    3/rd/ Quarter     4/th/ Quarter
-----------------------------------------------------------------------------------------------------------
                                    1999      2000     1999     2000     1999     2000     1999(1)  2000(1)
-----------------------------------------------------------------------------------------------------------
Restaurant sales                 $21,855   $25,825  $24,001  $27,642  $24,425  $27,483  $25,207     $30,130

Operating income (loss)            2,066     1,749    2,299    1,660    1,960      818    1,614      (8,156)
Income (loss)
   before cumulative
   effect of change in
   accounting principle            1,475     1,206    1,620    1,092    1,403      453    1,150      (5,371)

Cumulative effect of
   accounting change,
    net of tax                      (181)        -        -        -        -        -        -           -
                               ----------------------------------------------------------------------------
Net income (loss)                $ 1,294   $ 1,206  $ 1,620  $ 1,092  $ 1,403  $   453  $ 1,150     $(5,371)
                               ============================================================================

Income (loss) per share
   before cumulative effect of
   accounting change - Basic     $   .26   $   .23  $   .28  $   .23  $   .24  $   .13  $   .20     $ (1.24)

Cumulative effect of
   accounting change, net
   of tax                           (.03)        -        -        -        -        -        -           -
                               ----------------------------------------------------------------------------
Net income (loss) per share -
   Basic                         $   .23   $   .23  $   .28  $   .23  $   .24  $   .13  $   .20     $ (1.24)
                               ============================================================================

Income (loss) per share
   before cumulative effect of
   accounting change  -
   Diluted                       $   .25   $   .23  $   .27  $   .23  $   .23  $   .13  $   .20     $ (1.24)

Cumulative effect of
   accounting change, net
   of taxes                         (.03)        -        -        -        -        -        -           -
                               ----------------------------------------------------------------------------
Net income (loss)                $   .22   $   .23  $   .27  $   .23  $   .23  $   .13  $   .20     $ (1.24)
                               ============================================================================




(1) Other charges include asset impairment charges on the Company's long-lived assets. The pre-tax charges were $9,465,000 and $690,000 in 2000 and 1999 respectively. The tax benefit of these charges was $3,288,000 and $235,000, thus the charges net of taxes were $6,177,000 ($1.30 per share) and $455,000 ($0.08 per share) in 2000 and 1999, respectively.

                       PJ AMERICA, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.  Defined Contribution Benefit Plan

     Effective January 1, 2001, the Company established the PJ America, Inc. 401(k) Plan (the "Plan"), as a defined contribution benefit plan, in accordance with Section 401(k) of the Internal Revenue Code. The Plan is open to all employees who meet certain eligibility requirements (excluding highly compensated employees) and allows participating employees to defer receipt of a portion of their compensation and contribute such amount to one or more investment funds. Effective January 1, 2001, the Company began contributing up to 1.5% of a participating employee's earnings. Administrative costs of the Plan are paid by the Company and are not significant.

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



 /s/ Douglas S. Stephens                   /s/   D. Ross Davison
 ---------------------------        -------------------------------------------
 Douglas S. Stephens                D. Ross Davison
 President and C.E.O.               Senior Vice President Administration, C.F.O.
                                    and Treasurer

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PJ America, Inc.

     We have audited the accompanying consolidated balance sheets of PJ America, Inc. and Subsidiaries as of December 26, 1999 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 27, 1998, December 26, 1999 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PJ America, Inc. and Subsidiaries, at December 26, 1999 and December 31, 2000, and the consolidated results of their operations and their cash flows for the years ended December 27, 1998, December 26, 1999 and December 31, 2000 in conformity with accounting principles generally accepted in the United States.

          As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for the costs of start-up activities.


                                              Ernst & Young LLP

Birmingham, Alabama                       /s/ Ernst & Young LLP
February 8, 2001

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of PJ America, Inc. and Subsidiaries and the reports of management and independent auditors are included in Item 8:

                                                                                                    Page
                                                                                                    ----
       Consolidated Balance Sheets as of December 26, 1999 and December 31, 2000.............         24
       Consolidated Statements of Operations for the Years Ended December 27, 1998
          December 26, 1999 and December 31, 2000............................................         25
       Consolidated Statements of Stockholders' Equity for the Years Ended
          December 27, 1998, December 26, 1999 and December 31, 2000.........................         26
       Consolidated Statements of Cash Flows for the Years Ended December 27, 1998,
          December 26, 1999 and December 31, 2000............................................         27
       Notes to Consolidated Financial Statements............................................         28
       Report of Management..................................................................         42
       Report of Ernst & Young LLP Independent Auditors......................................         43

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

10.11(a) First Amendment to the Alabama Development Agreement. Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-11253) is hereby incorporated by reference.

10.11(b) Second Amendment to the Alabama Development Agreement. Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-11253) is hereby incorporated by reference.

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

10.30 Development Agreement relating to development of 60 restaurants in California. Exhibit 10.30 is hereby incorporated by reference from the Form 10-K for the fiscal year ended December 27, 1998.

10.31 Commissary License Agreement relating to the Company's agreement to operate a commissary in Puerto Rico. Exhibit 10.31 is hereby incorporated by reference to the Form 10-K for the fiscal year ended December 27, 1998.

10.32 Development Agreement relating to development of 20 restaurants in Puerto Rico. Exhibit 10.32 is hereby incorporated by reference to the Form 10-K for the fiscal year ended December 27, 1998.

10.33 Development Agreement relating to development of 36 restaurants in Portland, Oregon, and surrounding areas. Exhibit 10.33 is hereby incorporated by reference to the Form 10-K for the fiscal year ended December 27, 1998.

10.34 Stock Purchase Agreement among PJ America, Inc., PJ Louisiana, Inc. and Douglas S. Stephens, Robert W. Curtis, Jr., Michael M. Fleishman, Merida Sherman, Nicholas Sherman, Richard F. Sherman, Frank O. Keener, and Stephen P. Langford dated May 13, 1998. Exhibit 10.34 is hereby incorporated by reference to the Form 10-K for the fiscal year ended December 27, 1998.

10.35 Purchase Agreement among PJ America, Inc., Ohio Pizza Delivery Co., Inc., PJ Utah, LLC, and Members dated September 3, 1998. Exhibit 10.35 is hereby incorporated by reference to the Form 10-K for the fiscal year ended December 27, 1998.

10.36 Merger of Development Agreements among PJ America and PJI dated February 1, 2001. (Domestic U.S. restaurants)

10.37 First Amendment to Loan Agreement between PJ America, Inc. and Bank One, Kentucky NA dated January 31, 2001, amending the revolving line of credit to $15.0 million.

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

23        Consent of Ernst & Young LLP, Independent Auditors

99.1      Other Statements.

(a)       Reports on Form 8-K

          1. The Company filed a Current Report on Form 8-K (Item 5) dated December 13, 2000 attaching a press release dated December 7, 2000 announcing a fourth quarter 2000 charge and anticipated 2001 restaurant openings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 26, 2001          PJ AMERICA, INC.


                                  By:        /s/    Douglas S. Stephens
                                      ---------------------------------------
                                                 Douglas S. Stephens
                                      Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title
---------                         -----
/s/   Richard F. Sherman          Chairman of the Board                         February 26, 2001
--------------------------
      Richard F. Sherman

/s/   Douglas S. Stephens         Chief Executive Officer,                      February 26, 2001
--------------------------
      Douglas S. Stephens         President and Director

/s/   D. Ross Davison             Senior Vice President                         February 26, 2001
--------------------------
      D. Ross Davison             Administration, Chief Financial
                                  Officer and Treasurer (Chief
                                  Financial and Accounting Officer)

/s/   Michael M. Fleishman        Director                                      February 26, 2001
--------------------------
      Michael M. Fleishman

/s/   Martin T. Hart              Director                                      February 26, 2001
--------------------------
      Martin T. Hart

/s/   Frank O. Keener             Director                                      February 26, 2001
--------------------------
      Frank O. Keener

/s/   Kim V. Knapp                Director                                      February 26, 2001
--------------------------
      Kim V. Knapp

/s/   Stephen P. Langford         Director                                      February 26, 2001
--------------------------
      Stephen P. Langford

/s/   Charles W. Schnatter        Director                                      February 26, 2001
--------------------------
      Charles W. Schnatter