Form 10-Q
period 2001-04-01
PJ AMERICA INC
filed 2001-04-25
CIK 1021723

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended April 1, 2001

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

     At April 13, 2001, there were 4,323,648 shares outstanding of the registrant's common stock, par value $.01 per share.

                       PJ AMERICA, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) -
         April 1, 2001 and December 31, 2000                                1

         Condensed Consolidated Statements of Income (Unaudited) -
         Three Months Ended April 1, 2001 and March 26, 2000                2

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months Ended April 1, 2001 and March 26, 2000                3

         Notes to Condensed Consolidated Financial Statements (Unaudited)   4


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              6



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  8


Item 6.  Exhibits and Reports on Form 8-K                                   8

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                       PJ AMERICA, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                                   April 1,        December 31,
                                                     2001              2000
                                                  (Unaudited)         (Note)
                                                  -----------      ------------
(In thousands)
Assets
Current assets:
     Cash and cash equivalents                      $ 2,721           $ 2,354
     Inventories                                        668               685
     Prepaid expenses and other                         501                86
     Receivable on sale                                 500                 -
     Deferred income taxes                                -               124
                                                    -------           -------
Total current assets                                  4,390             3,249

Net property and equipment                           25,556            26,953
Deferred franchise and development costs,
  net of accumulated amortization                     2,012             2,067
Goodwill, net of accumulated amortization             3,372             3,511
Deferred income taxes                                   821             1,375
Other assets                                            450               416
Note receivable                                         700                 -
                                                    -------           -------
Total assets                                        $37,301           $37,571
                                                    =======           =======

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses          $ 5,449           $ 5,267
                                                    -------           -------
Total current liabilities                             5,449             5,267

Long term debt                                        2,700             4,000

Stockholders' equity:
     Common stock                                        43                43
     Additional paid-in-capital                      25,078            25,078
     Retained earnings                                4,031             3,183
                                                    -------           -------
Total stockholders' equity                           29,152            28,304
                                                    -------           -------
Total liabilities and stockholders' equity          $37,301           $37,571
                                                    =======           =======

Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                          Three Months Ended
                                                        April 1,       March 26,
                                                         2001            2000
                                                        --------       ---------
(In thousands, except per share amounts)
Restaurant sales                                         $29,953        $25,825

Restaurant operating expenses:
     Cost of sales                                         8,709          7,649
     Salaries and benefits                                 8,733          7,526
     Other operating expenses                              8,061          6,525
     Depreciation and amortization                         1,005            946
                                                         -------        -------
                                                          26,508         22,646
                                                         -------        -------
Restaurant operating income                                3,445          3,179
General and administrative expenses                        2,063          1,430
                                                         -------        -------
Operating income                                           1,382          1,749

Other (expense) income - net                                 (55)           106
                                                         -------        -------
Income before income taxes                                 1,327          1,855
Income tax expense                                           478            649
                                                         -------        -------
Net income                                               $   849        $ 1,206
                                                         =======        =======
Basic earnings per share                                 $  0.20        $  0.23
                                                         =======        =======
Diluted earnings per share                               $  0.20        $  0.23
                                                         =======        =======
Weighted average shares outstanding - Basic                4,324          5,290
                                                         =======        =======
Weighted average shares outstanding - Diluted              4,327          5,312
                                                         =======        =======

                       PJ AMERICA, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                             Three Months Ended
                                                             April 1,  March 26,
                                                               2001      2000
                                                             --------  ---------
(In thousands)
Cash Flows from Operating Activities
          Net cash provided by operating activities           $ 2,029   $ 1,431


Cash Flows from Investing Activities
     Purchases of property, equipment, franchise
       and development fees                                      (362)   (2,614)
     Maturity of investments                                        -     1,753
                                                              -------   -------
          Net cash used in investing activities                  (362)     (861)

Cash Flows from Financing Activities
     Repurchase of stock                                            -    (2,687)
     Proceeds from exercise of stock options                        -        72
     Payments on credit line                                   (1,300)        -
                                                              -------   -------
          Net cash (used in) provided by financing activities  (1,300)   (2,615)

Net increase (decrease) in cash                                   367    (2,045)
Cash and cash equivalents at beginning of year                  2,354     2,648
                                                              -------   -------
Cash and cash equivalents at end of period                    $ 2,721   $   603
                                                              =======   =======

See accompanying notes.

                       PJ AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

April 1, 2001

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note 2 - Development Agreements

     Effective February, 2001, the Company merged all of its previous U.S. geographic development agreements with PJI into a single development agreement. In the new development agreement, the Company is required to open six restaurants in 2001, then eight restaurants per year through 2006.

     The Company's current development agreement in Puerto Rico requires it to open four restaurants per year in 2001 and 2002, and three restaurants in 2003.

Note 3 - Sale of Restaurants and Closure of Restaurants

     Effective at the close of business on April 1, 2001, the Company sold eight underperforming restaurants and closed two underperforming restaurants in two separate transactions. The net impact of these transactions were immaterial, and is included in other (expense) income-net. The Company financed $700,000 of the total sales price of $1.2 million of these restaurants, which is due in full in April, 2004. The note carries interest at 10%, is secured by the restaurants, and guaranteed by the purchaser.

Note 4 - Line of Credit Facility

     Effective January 31, 2001, the Company entered into a new $15.0 million unsecured revolving line of credit facility with an expiration date of January 31, 2003. Outstanding balances for this facility currently accrue interest at
100.0 basis points over LIBOR or at other prescribed rates at our option. The commitment fee on the unused balance is 25.0 basis points per annum. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). On April 1, 2001, $2.7 million was outstanding under this facility.

Note 5 - Tender Offer Proposal

     On March 23, 2001, the Company received a tender offer proposal from an investor group. The investor group includes Douglas S. Stephens, President and CEO, Richard F. Sherman, Chairman of the Board, other board members and significant shareholders. The investor group submitted a preliminary non-binding proposal to acquire all of the outstanding shares of common stock not currently owned by them at a proposed tender offer price of $8.00 per share.
The investor group currently owns approximately 40% of the Company's outstanding common stock. The Board has appointed a special committee of outside directors to review the proposal and evaluate strategic alternatives. The Special Committee has hired Banc of America Securities LLC and Akin, Gump, Strauss, Hauer & Feld LLP to act as its financial and legal advisors respectively.

     Subsequent to the receipt of the tender offer proposal, the Company and its directors were named in four substantially similar purported shareholder class action lawsuits in Delaware Chancery Court challenging the proposed transaction. The Company believes that the allegations contained in the lawsuits are without merit and the Company and its directors intend to defend themselves vigorously.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: ability to increase sales and operate profitably in New Markets; competition; successful implementation of the Company's expansion strategy; dependence on the success of the Papa John's system; success of operating initiatives; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; availability, locations and terms of sites for store development; changes in business strategy or development plans; availability and terms of capital; food, labor and employee benefit costs; changes in government regulations; regional weather conditions; and other factors referenced in this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Restaurant Sales. Restaurant sales increased 16% to $30.0 million for the three months ended April 1, 2001, from $25.8 million for the comparable period in 2000. This increase was primarily due to a 16% increase in the number of equivalent restaurants open during the three months ended April 1, 2001 as compared to 2000. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired, or sold during the period on a weighted average basis. Also, comparable sales increased 3.5% for the three months ended April 1, 2001 over the comparable period in 2000. Comparable store sales for the first quarter of 2001 benefited from the timing of the "Anniversary" promotion, which historically has been in the second quarter. The total average unit sales increased .2% over the comparable period in 2000. The increase in equivalent units is due to the significant increase in restaurants in the Company's "New Markets", which primarily are restaurants located in Utah, California, Oregon, and Puerto Rico.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 29.1% for the three months ended April 1, 2001, from 29.6% for the comparable period in 2000. This decrease is primarily attributable to lower cheese prices, partially offset by more discounting and higher meat and box costs. All of the Company's restaurants in the domestic United States receive product from Papa Johns' International, Inc. ("PJI"), and each restaurant is charged the same price for product, regardless of the location of the restaurant.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits increased slightly as a percentage of restaurant sales to 29.2% for the three months ended April 1, 2001, from 29.1% for the comparable period in 2000. The slight increase in salaries and benefits as a percentage of restaurant sales was primarily due to a higher proportion of restaurants in New Markets, which have higher minimum wage rates, partially offset by fewer restaurant openings in the quarter, as the Company focuses on improving its existing restaurant base.

     Other operating expenses include other restaurant level operating costs, the material components of which are advertising expenses, automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses. Other operating expenses increased as a percentage of restaurant sales to 26.9% for the three months ended April 1, 2001, from 25.3% for the comparable period in 2000. This increase is primarily attributable to higher insurance and other operating expenses in the quarter and a higher proportion of restaurants in the New Markets, which typically have higher occupancy costs. Also, utility expenses in the first quarter of 2001 were significantly higher than the comparable period in 2000.

     Depreciation and amortization decreased as a percentage of restaurant sales to 3.4% for the three months ended April 1, 2001, from 3.7% for the comparable period in 2000. This decrease is primarily attributable to the impairment charge taken in the fourth quarter of 2000 which significantly lowered the depreciable cost of property and equipment and the intangible assets of certain underperforming restaurants.

     General and administrative expenses increased as a percentage of restaurant sales to 6.9% for the three months ended April 1, 2001, from 5.5% for the comparable period in 2000. This increase was primarily due to the addition of corporate and field operations personnel necessary to support current operations, and less leverage on sales, primarily in New Markets. (The Company hired a Vice President of Training in March 2000 and a Chief Operating Officer in January 2001.) Also, in the fourth quarter of 2000, the Company increased salaries for its restaurant supervisors and corporate operations support personnel to bring base compensation closer to current market conditions.

     Other Income (expense). Other income (expense) which consists primarily of investment income offset by interest expense decreased $0.2 million for the three months ended April 1, 2001. During 2000, the Company used its available investment balance to partially fund stock repurchases, and thus the Company had a net debt position in the first quarter of 2001. Also included in other income is the net impact of the gain on sale of restaurants, offset by store closure costs, and certain operations management restructuring and relocation costs.
The net impact of all of these items was immaterial.

Liquidity and Capital Resources

     The Company requires capital primarily for the development of new restaurants, and for existing restaurant improvements. Capital expenditures of approximately $0.4 million for the three months ended April 1, 2001, were funded by cash flow from operations.

     Cash flow from operations increased to $2.0 million for the three months ended April 1, 2001 from $1.4 million for the comparable period in 2000.

     Capital expenditures are expected to be approximately $4 million for 2001, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company although no acquisitions are anticipated at this time. Capital resources at April 1, 2001 include $2.7 million of cash and $12.3 million remaining availability under the Company's $15.0 million line of credit facility. The Company plans to fund its capital expenditures through 2001 from available cash, cash generated from operations, and credit line availability.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Subsequent to the receipt of the tender offer proposal on March 23, 2001 (see note 5), the Company and its directors were named in four substantially similar purported shareholder class action lawsuits in Delaware Chancery Court challenging the proposed transaction.

     While the complaints vary, in general, they allege breach of fiduciary duty and inadequacy of the $8.00 per share proposed tender offer price. The complaints seek, generally, a declaration of class action status, an injunction against the proposed transaction, or in the event the transaction is consummated, rescinding it and setting it aside, unspecified compensatory damages and costs and disbursements, including attorney fees. The Company believes that the allegations contained in the lawsuits are without merit and the Company and its directors intend to defend themselves vigorously. These actions are all still in the early pleading stages and accordingly, no assurance can be given as to the outcome of these lawsuits.

     This was reported on Form 8-K dated April 4, 2001.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

         Exhibit
         Number        Description
         ------        -----------

         11            Statement regarding Computation of Earnings per
                       Common Share

     (b) Current Reports on Form 8-K

          A current report on Form 8-K dated April 12, 2001 was filed announcing that the Company's Special Committee had hired financial and legal advisors to assist in the evaluation of the tender offer proposal.

          A current report on Form 8-K dated April 4, 2001 was filed announcing receipt of a tender offer proposal on March 23, 2001, several shareholder class action lawsuits related to the tender offer proposal, and postponement of the Company's annual meeting originally scheduled for June 5, 2001.

          A current report on Form 8-K dated March 8, 2001 was filed announcing changes to its Board of Directors.

          A current report on Form 8-K dated February 26, 2001 was filed announcing fourth quarter 2000 earnings, an asset impairment charge, and an outlook for the first quarter of 2001 and full year 2001.

          A current report of Form 8-K dated January 17, 2001 was filed to announce fourth quarter 2000 revenues, the hiring of Louis M. Romanus as Chief Operating Officer, and Kim V. Knapp as a new Board member.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PJ AMERICA, INC.




Date:  April 25, 2001                          /s/ D. Ross Davison
                                         -------------------------------------
                                                   D. Ross Davison
                                           Vice President of Administration,
                                         Chief Financial Officer and Treasurer
                                             (Principal Financial Officer)