Form 10-K/A
period 2000-12-31
PJ AMERICA INC
filed 2001-04-30
CIK 1021723

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                       FORM 10-K/A (Amendment Number 1)

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

                                (205) 981-2800
             (Registrant's telephone number, including area code)
     ___________________________________________________________________________

     Securities registered pursuant to Section 12(b) of the Act:
                                                (Name of each exchange
          (Title of Each Class)                  on which registered)
                 None                                  None

     Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, $.01 par value          The Nasdaq Stock Market
     ___________________________________________________________________________

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

     The purpose of this amendment is to add Part III, Items 10 through 13 of this Form 10-K/A. The Company is including this information as part of this amended 10-K/A as the Company will not be filing a definitive proxy statement within 120 days after the end of the fiscal year December 31, 2000. All other information from the original 10-K filed on February 26, 2001 is incorporated herein by reference.


================================================================================

                               TABLE OF CONTENTS
                               -----------------



PART III
--------

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners
                and Management
     Item 13.  Certain Relationships and Related Transactions

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant

      Set forth below is a list of each Director of the Company and each Executive Officer of the Company.

                                                                                  First Elected        First Elected
Name                               Age        Position                            Director             Executive Officer
----                               ---        --------                            --------             -----------------
Richard F. Sherman                 57         Chairman, Director                  1991                 1991
Michael M. Fleishman               56         Vice Chairman, Director
                                              and Secretary                       1991                 -
Douglas S. Stephens                37         Director, Chief Executive
                                              Officer and President               1991                 1991
D. Ross Davison                    39         Director, Sr Vice President,        2001                 1996
                                              CFO, Treasurer, and
                                              Assistant Secretary

Martin T. Hart                     65         Director                            1992                 -
Frank O. Keener                    58         Director                            1991                 -
Kim V. Knapp                       47         Director                            2000                 -
Stephen P. Langford                47         Director                            1991                 -
David G. Lloyd                     37         Director                            2001                 -
Terrance A. Smith                  55         Director                            2001                 -

Louis M. Romanus                   42         Vice President - Chief
                                              Operating Officer                   -                    2001
John D. Rose                       47         Vice President - Real
                                              Estate and Development              -                    1998
J. Robert Compton                  33         Vice President - Training           -                    2000
Anita A. Bray                      31         Corporate Controller -
                                              Assistant Treasurer                 -                    2000

     Richard F. Sherman has served as director and Chairman of the Board of the Company or certain predecessors since 1991, and in 1999 he was elected a member of the Executive Committee. Mr. Sherman is a private investor who has been a franchisee and a consultant to PJI since 1991. From 1993 to present, Mr. Sherman has been a director of PJI. From 1987 to 1991, Mr. Sherman was Chairman of the Board and President of Rally's Hamburgers, Inc. From 1984 to 1987, Mr. Sherman was President and a director of Church's Chicken, Inc. From 1971 to 1984, Mr. Sherman was Group Executive Vice President and director of Hardee's Food Systems, Inc. and its parent, Imasco USA, Inc. Mr. Sherman also serves on the board of directors of Reed's Jewelers, Inc.

     Michael M. Fleishman has served as a director and Secretary of the Company or certain predecessors since 1991, and in 1999 he was elected a member of the Executive Committee. In June 1997 he became Vice Chairman of the Board. Since 1970, Mr. Fleishman or his professional service corporation has been a member of the law firm of Greenebaum Doll & McDonald PLLC, which provides legal services to the Company. Mr. Fleishman served as a director of Chi-Chi's, Inc. from 1983 to 1987. Mr. Fleishman also served as a director of Rally's Hamburgers, Inc. from 1988 through 1996.

     Douglas S. Stephens has served as a director, President and Chief Executive Officer of the Company or certain predecessors since 1991, and in 1999 he was elected a member of the Executive Committee. From 1989 to 1991, Mr. Stephens was the Vice President of Information Systems for the Kentucky Lottery Corporation. From 1986 to 1989, Mr. Stephens was a systems consultant for Andersen Consulting, a division of Arthur Andersen, LLP, an international professional services firm.

     D. Ross Davison was recently elected to be a director in March 2001. Mr. Davison has served as Vice President Administration - Chief Financial Officer and Treasurer of the Company since 1996. From 1985 to 1996, Mr. Davison was with Arthur Andersen, LLP, an international professional services firm, and his most recent position was Senior Manager. From 1983 to 1985, Mr. Davison was with Cotton and Allen, P.S.C., a certified public accounting firm. Mr. Davison is a licensed Certified Public Accountant.

     Martin T. Hart has served as a director of the Company or certain predecessors since 1992. Mr. Hart is a Denver-based private investor. Mr. Hart has been a Trustee of MassMutual Corporate Investors and MassMutual Participation Investors since 1991. Mr. Hart serves on the Board of Directors of Schuler Homes, Inc., Optical Securities Group, Inc., T-Netix, Inc., and Ardent Software, Inc.

     Frank O. Keener has served as a director of the Company or certain predecessors since 1991. From 1993 to 1998, Mr. Keener served as Executive Vice President of First American National Bank, Nashville, Tennessee. From 1991 to 1993, Mr. Keener served as Senior Vice President of Dominion Banks. From 1989 to 1990, Mr. Keener was President and Chief Executive Officer of the Kentucky Lottery Corporation.

     Kim V. Knapp was elected to the board in December 2000. Mr. Knapp has served as President and CEO of Perfect Delivery, Inc., a Papa John's Franchisee, since 1992. From 1984 to 1992, Mr. Knapp held various positions with Pepsi Co., Inc. Mr. Knapp is a Certified Public Accountant.

     Stephen P. Langford has served as a director of the Company or certain predecessors since 1991. Mr. Langford has been involved in the television industry since 1979. From October 1998 to present (and from 1987 to 1997), Mr. Langford is the General Manager of WAVE TV, an NBC affiliate. From January 1997 to October 1998, Mr. Langford was the General Manager of WFIE NBC-14.

     David G. Lloyd was elected to the board in March 2001. Mr. Lloyd is currently a restaurant consultant, and his most recent position was Senior Vice President and CFO for Taco Cabana, Inc., where he held various positions from 1994 to 2000. From 1985 to 1994, Mr. Lloyd was with Deloitte & Touche. Mr. Lloyd is a Certified Public Accountant.

     Terrance A. Smith was elected to the board in March 2001. Mr. Smith has served as President, CEO and Director of Tumbleweed, Inc., since August 2000. Since 1997, Mr. Smith has also served as President of Tumbleweed International, LLC. From 1987 to 1997, Mr. Smith was the President and CEO of Chi-Chi's International Operations, Inc.

     Louis M. Romanus became Chief Operating Officer effective January 2001. From 1997 to 2000, Mr. Romanus served as President/COO with PacPizza, L.L.C., a Pizza Hut franchise with 150 restaurants. From 1977 to 1997, Mr. Romanus held various operations positions ranging from Cook and Restaurant Manager to Senior Market Coach and Senior Director of Operations and Customer Satisfaction with Pizza Hut Corporate.

     John D. Rose has served as Vice President - Real Estate and Development since August 1998. From 1996 to 1998, Mr. Rose was Vice President of Real Estate for Famous Dave's of America. From 1992 to 1996 Mr. Rose held various positions in the real estate department of PJI.

     J. Robert Compton has served as Vice President - Training since February 2000. From 1999 to 2000, Mr. Compton was the Training Director for Just for Feet. From 1995 to 1999, Mr. Compton held various positions ranging from Store Director to Facilitator at Just for Feet University.

     Anita A. Bray became Controller and Assistant Treasurer in November 2000. From 1995 to November 2000, Ms. Bray was with Caremark, Inc. her most recent position being Director of External Reporting. From 1991 to 1995, Ms. Bray was with Ernst & Young LLP. Ms. Bray is a licensed Certified Public Accountant.

Meetings of the Board of Directors

     The Board met on four occasions during 2000. Each director attended at least 75% of the meetings of the Board and its committees on which such director served during his period of service in 2000.

Committees of the Board of Directors

     In addition to an Executive Committee, which is comprised of Richard F. Sherman, Michael Fleishman and Douglas S. Stephens, the Board of Directors has standing Compensation and Audit Committees. The Board does not have a nominating committee or other committee serving a similar function.

     The Compensation Committee is comprised of Messrs. Sherman, Fleishman, Hart and Langford. The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all corporate officers and management personnel, review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans and administer the 1996 Stock Ownership Incentive Plan. The Compensation Committee met twice in 2000.

     The Audit Committee is comprised of Messrs. Sherman, Hart and Keener. Information regarding the functions performed by the committee is set forth in the "Report of the Audit Committee," included in this Form 10-K A. The Audit Committee met twice in 2000.

Compensation of Directors

     Directors who are not also employees of the Company are eligible to participate in the Company's 1996 Non-Employee Directors Stock Option Plan (the "Directors Plan"). Under the terms of the Director Plan, new non-employee directors, upon their initial election to the Board, will be awarded an initial option to purchase 12,000 shares of Common Stock upon joining the Board. Each non-employee director is eligible to receive an additional option to purchase 4,000 shares of Common Stock on each anniversary date of the initial grant. Options vest in four equal annual installments, beginning on the first anniversary of their grant date.

     Richard Sherman and Michael Fleishman, Chairman and Vice Chairman of the Board, respectively also receive an option to purchase an additional 5,000 shares on each July 1, which vest after six months.

     Non-employee directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with their attendance at Board and Committee meetings. Directors who are employees of the Company do not receive additional compensation for services rendered as a director.

Report of the Audit Committee

     The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Annual Report on Form 10-K with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgements, and the clarity of disclosures in the financial statements.

     The Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the Committee under generally accepted auditing standards. In addition, the Committee has discussed with the independent auditors the auditors' independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of nonaudit services with the auditors' independence.

     The Committee discussed with the Company's independent auditors the overall scope and plans for their audit. The Committee meets with independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting. The Committee held two meetings during fiscal your 2000.

     In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2000 for filing with the Securities and Exchange Commission. The Committee has also recommended to the Board the selection of the Company's independent auditors.

AUDIT COMMITTEE

Richard F. Sherman
Martin T. Hart
Frank O. Keener

Item 11.    Executive Compensation.



                            EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation paid, earned or accrued by the Company's Chief Executive Officer and its other executive officers for services rendered in all capacities to the Company for the years indicated.

                        SUMMARY COMPENSATION TABLE (1)
                                                                                             Long-Term
                                                                                            Compensation
                                                                                               Awards
                                                                                             ----------
                                                                                             Securities
                                                                           Other             Underlying
         Name and                                                          Annual              Stock
    Principal Position        Year(2)      Salary ($)    Bonus ($)      Compensation        Options (#)
 ----------------------------------------------------------------------------------------------------------
Douglas S. Stephens              2000        $169,687     $ 11,250       $         0                  0
   President and Chief           1999         150,000            0                 0             32,500
   Executive Officer             1998         100,000       20,000                 0             41,368


D. Ross Davison                  2000        $115,865     $  6,250       $         0                  0
   Chief Financial               1999         100,000            0                 0             15,000
   Officer and Treasurer         1998          80,000       20,000                 0             26,321



Louis M. Romanus (3)
   Chief Operating Officer

____________________

(1) Except as otherwise indicated, perquisites and other personal benefits paid to each named executive officer were less than 10% of the officer's annual salary and bonus.
(2) Fiscal 2000 was a 53-week fiscal year. Fiscal 1999 and 1998 were 52-week years.
(3)  Became executive officer in January, 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant any stock options to its executive officers in 2000. The Company did grant 21,000 stock options to other employees at $10.68.



                      AGGREGATED OPTION EXERCISES IN LAST
                 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     Set forth below is information with respect to unexercised stock options held by the named executive officers at the end of the Company's 2000 fiscal year. There were no stock option exercises by executive officers in 2000. Also, there were no SARs outstanding at the 2000 fiscal year-end.

                                                    Number of Unexercised Options        Value of Unexercised
                                                                 at                 In-the-Money Options at Fiscal
                                                         Fiscal Year-End (#)               Year-End ($) (1)
                                                   -------------------------------  ------------------------------
                         Shares
                        Acquired
                           on           Value
Name                    Exercise      Realized       Exercisable    Unexercisable     Exercisable    Unexercisable
----                    --------      --------      -------------  ----------------  -------------  ----------------

Douglas S. Stephens        0             0            111,434            49,934         $        0    $         0

D. Ross Davison            0             0             32,536            26,910                  0              0

____________________

(1) Based on the difference between the option exercise price and the last reported sale price of the Common Stock ($5.56) as reported on the Nasdaq Stock Market on December 29, 2000, the last trading day of the Company's 2000 fiscal year.

Item 12.  Security Ownership of Management and Principal Holders

     The following table sets forth certain information as of April 2, 2001 with respect to the beneficial ownership of the Common Stock by (i) each director of the Company, (ii) each of the executive officers named in the summary compensation table in Item 11 of this Form 10K/A, (iii) all directors and executive officers as a group and (iv) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock.


                                          Number of                 Percent of
Directors and Executive Officers         Shares (1)                  Class (2)
-------------------------------------------------------------------------------
Richard F. Sherman (3)                      293,000   (4) (11)            6.7%
Douglas S. Stephens (3)                     353,898   (5) (11)            8.0%
D. Ross Davison (3)                          32,536        (6)              *
John D. Rose                                 19,911        (7)              *
Louis M. Romanus                                  0                         *
Michael M. Fleishman (3)                    242,430   (8) (11)            5.6%
Martin T. Hart                              143,000   (9) (11)            3.3%
Frank O. Keener (3)                         342,603  (10) (11)            7.9%
Stephen P. Langford (3)                     225,164  (10) (11)            5.2%
Kim V. Knapp (3)                                  0                         *
David G. Lloyd (3)                                0                         *
Terrance A. Smith (3)                             0                         *
All directors and executive officers
 as a group (12 persons, including
 those named above)                       1,652,542                      35.8%
 Investor Group (11)                      1,977,854                      43.3%

                                         Numbers of               Percent of
Other 5% Beneficial Owners               Shares (1)               Class (2)
-----------------------------------------------------------------------------
FMR Corp.
82 Devonshire Street
Boston, Massachusetts 02109                   738,900     (12)           17.1%

T. Rowe Price Associates, Inc.
P.O. Box 89000
Baltimore, Maryland 21289-9999                623,500     (12)           14.4%
______________________
* Represents less than 1% of class

(1) Based upon information furnished to the Company by the named persons, and information contained in filings with the Securities and Exchange Commission (the "Commission"). Under the rules of the Commission, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or which the person has the right to acquire beneficial ownership within 60 days as of April 1, 2001. Unless otherwise indicated, the named persons have sole voting and investment power with respect to shares shown.
(2) Based on 4,323,648 shares outstanding as of April 2, 2001, plus any options, if applicable.
(3) Mr. Sherman's address is 202 Schooner Lane, Duck Key, Florida 33050. Mr. Stephens' and Mr. Davison's address is PJ America, Inc., 2300 Resource Drive, Birmingham, Alabama 35242. Mr. Fleishman's address is Greenebaum Doll & McDonald PLLC, 3300 National City Tower, Louisville, Kentucky 40202. Mr. Keener's address is 4613 Granny White Pike, Nashville, Tennessee 37220. Mr. Langford's address is 2300 Resource Drive, Birmingham, Alabama 35242. Mr. Knapp's address is 2015 B Laurens Road, Greenville, SC 29607. Mr. Lloyd's address is 1414 Haskin, San Antonio, TX 78209. Mr. Smith's address is 1900 Mellwood Avenue, Louisville, KY 40206.
(4) Includes 249,663 shares held by Mr. Sherman, as trustee of the Richard Sherman Trust. Includes options to purchase 38,000 shares exercisable within 60 days of April 2, 2001.
(5) Includes options to purchase 111,434 shares exercisable within 60 days of April 2, 2001.
(6) Includes options to purchase 32,536 shares exercisable within 60 days of April 2, 2001.
(7) Includes options to 19,911 shares exercisable within 60 days of April 2, 2001.
(8) Includes 13,000 shares held by Mr. Fleishman's wife, and 3,000 shares held by Mr. Fleishman's wife as custodian for their minor child. Mr. Fleishman disclaims beneficial ownership of shares owned by his wife. Also includes options to purchase 38,000 shares exercisable within 60 days of April 2, 2001.
(9) Includes an aggregate of 100,000 shares held by H Investment Company LLP. Includes an option to purchase 18,000 shares exercisable within 60 days of April 2, 2001.
(10) Includes options to purchase 18,000 shares exercisable within 60 days of April 2, 2001.
(11) Messrs. Sherman, Stephens, Fleishman, Hart, Keener, and Langford may be deemed to have beneficial ownership of all of the 1,977,854 shares (including options presently exercisable or exercisable within 60 days of the date hereof) owned by the group consisting of Messrs. Sherman, Stephens, Langford, Hart, Grisanti, Laughery, Keener, Fleishman and PJ Investor Group. See the Schedule 13D filed with the Securities and Exchange Commission on April 2, 2001. See also the Certain Transactions section of the Amended 10-K.
(12) As disclosed in a Schedule 13G filed with the Commission. Reflects beneficial ownership (based on sole or shared voting or dispositive power) of the reporting entity and its affiliates as of December 31, 2000.

Item 13.  Certain Relationships and Related Transactions.

           Compensation Committee Interlocks and Insider Participation

     PJI Warrant. In connection with the Company's initial public offering in October, 1996, the Company issued a warrant to PJI to purchase 225,000 shares of Common Stock. The purchase price for each share of Common Stock is $11.25 per share which is equal to 90% of the initial public offering price per share. The warrant was issued in consideration for, among other things, the rights to enter into development agreements for Ventura, Kern, San Luis Obispo and Santa Barbara counties in California; Vancouver, Canada and the surrounding area; and Puerto Rico. The Company expects to pay all standard development and franchise fees in connection with opening restaurants in these territories. The warrant is exercisable in whole or in part at any time prior to October 30, 2001. In addition, the warrant will be transferable subject to applicable securities laws restrictions.

     Tender Offer Proposal. On March 23, 2001, the Company received a tender offer proposal from an investor group that includes Douglas S. Stephens, President and CEO, Richard F. Sherman, Chairman of the Board, Stephen P. Langford, director, Martin T. Hart, director, Michael J. Grisanti, shareholder, Jack A. Laughery, shareholder, Frank O. Keener, director, and Michael M. Fleishman, Vice Chairman, Director and Secretary. The investor group submitted a preliminary non-binding proposal to acquire all of the outstanding shares of the Common Stock not currently owned by them at a proposed tender offer price of $8.00 per share. The investor group currently owns approximately 40% of the Company's outstanding Common Stock. Promptly after consummation of the tender offer, the remaining shares of Common Stock owned by the public would be acquired through a merger at the tender offer price. The proposed transaction is subject, among other things, to (1) entering into a definitive agreement with the Company in form and substance customary for transactions of this sort, (2) approval of the transaction by a special committee of the company's Board of Directors consisting of independent members of the board, (3) receipt of satisfactory financing for the transaction, (4) receipt of a fairness opinion from the financial advisor to the special committee that the proposed transaction is fair from a financial point of view to the public shareholders, and (5) ownership by the investor group of at least 90% of the company's outstanding stock upon consummation of the tender offer. The Board of Directors has appointed a special committee of outside directors to review the proposal and evaluate strategic alternatives.


               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission and The Nasdaq Market. Based on a review of these reports and written representations from the reporting persons, the Company believes that all applicable Section 16(a) reporting requirements were complied with for all Common Stock transactions in 2000.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 30, 2001      PJ AMERICA, INC.


                                        By:   /s/  Douglas S. Stephens
                                              -----------------------------
                                                   Douglas S. Stephens
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title
---------                                    -----
/s/   Richard F. Sherman                     Chairman of the Board                   April 30, 2001
-------------------------------------
      Richard F. Sherman

/s/   Douglas S. Stephens                    Chief Executive Officer,                April 30, 2001
-------------------------------------
      Douglas S. Stephens                    President and Director

/s/   D. Ross Davison                        Director,                               April 30, 2001
-------------------------------------
      D. Ross Davison                        Senior Vice President
                                             Administration, Chief Financial
                                             Officer and Treasurer (Chief
                                             Financial and Accounting Officer)

/s/   Michael M. Fleishman                   Director                                April 30, 2001
-------------------------------------
      Michael M. Fleishman

/s/   Martin T. Hart                         Director                                April 30, 2001
-------------------------------------
      Martin T. Hart

/s/   Frank O. Keener                        Director                                April 30, 2001
-------------------------------------
      Frank O. Keener

/s/   Kim V. Knapp                           Director                                April 30, 2001
-------------------------------------
      Kim V. Knapp

/s/   Stephen P. Langford                    Director                                April 30, 2001
-------------------------------------
      Stephen P. Langford

/s/   David G. Lloyd                         Director                                April 30, 2001
-------------------------------------
      David G. Lloyd

/s/   Terrance A. Smith                      Director                                April 30, 2001
-------------------------------------
      Terrance A. Smtih