Form 10-Q
period 2001-07-01
PJ AMERICA INC
filed 2001-08-14
CIK 1021723

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 1, 2001

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

     At July 23, 2001, there were 4,323,648 shares outstanding of the registrant's common stock, par value $.01 per share.

                        PJ AMERICA, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) -
         July 1, 2001 and December 31, 2000                                2


         Condensed Consolidated Statements of Income (Unaudited) -
         Three Months and Six Months Ended July 1, 2001 and
         June 25, 2000                                                     3


         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Three Months and Six Months Ended July 1, 2001 and
         June 25, 2000                                                     4


         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                       5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                 9


Item 6.  Exhibits and Reports on Form 8-K                                  9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PJ AMERICA, INC. AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets

                                                    July 1,       December 31,
                                                     2001             2000
                                                  (Unaudited)        (Note)
                                                  -----------     ------------
(In thousands)
Assets

Current assets:
     Cash and cash equivalents                     $  3,711         $  2,354
     Inventories                                        610              685
     Prepaid expenses and other                         211               86
     Deferred income taxes                                -              124
                                                   --------         --------
Total current assets                                  4,532            3,249

Net property and equipment                           24,921           26,953
Deferred franchise and development costs,
  net of accumulated amortization                     2,010            2,067
Goodwill, net of accumulated amortization             3,349            3,511
Deferred income taxes                                   621            1,375
Other assets                                            413              416
Note receivable                                         700                -
                                                   --------         --------

Total assets                                       $ 36,546         $ 37,571
                                                   ========         ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses         $  5,480         $  5,267
                                                   --------         --------
Total current liabilities                             5,480            5,267

Long term debt                                        1,000            4,000

Stockholders' equity:
     Common stock                                        43               43
     Additional paid-in-capital                      25,078           25,078
     Retained earnings                                4,945            3,183
                                                   --------         --------
Total stockholders' equity                           30,066           28,304
                                                   --------         --------

Total liabilities and stockholders' equity         $ 36,546         $ 37,571
                                                   ========         ========

Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        PJ AMERICA, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                Three Months Ended           Six Months Ended
                                               ---------------------       ---------------------
                                                July 1,      June 25,       July 1,     June 25,
                                                 2001         2000           2001         2000
                                               --------     --------       --------     --------
(In thousands, except per share amounts)
Restaurant sales                               $ 28,242     $ 27,642       $ 58,195     $ 53,466

Restaurant operating expenses:
     Cost of sales                                8,016        8,385         16,725       16,033
     Salaries and benefits                        7,997        7,871         16,730       15,398
     Other operating expenses                     7,764        7,162         15,823       13,687
     Depreciation and amortization                  981          991          1,987        1,937
                                               --------     --------       --------     --------
                                                 24,758       24,409         51,265       47,055
                                               --------     --------       --------     --------

Restaurant operating income                       3,484        3,233          6,930        6,411
General and administrative expenses               2,033        1,573          4,097        3,003
                                               --------     --------       --------     --------
Operating income                                  1,451        1,660          2,833        3,408

Other (expense) income - net                        (22)          20            (78)         127
                                               --------     --------       --------     --------

Income before income taxes                        1,429        1,680          2,755        3,535
Income tax expense                                  515          588            993        1,237
                                               --------     --------       --------     --------

Net income                                     $    914     $  1,092       $  1,762     $  2,298
                                               ========     ========       ========     ========

Basic earnings per share                       $   0.21     $   0.23       $   0.41     $   0.45
                                               ========     ========       ========     ========

Diluted earnings per share                     $   0.21     $   0.23       $   0.41     $   0.45
                                               ========     ========       ========     ========

Weighted average shares outstanding - Basic       4,324        4,812          4,324        5,051
                                               ========     ========       ========     ========
Weighted average shares outstanding - Diluted     4,334        4,812          4,330        5,062
                                               ========     ========       ========     ========

                   PJ AMERICA, INC. AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)


                                                           Six Months Ended
                                                          July 1,   June 25,
                                                           2001       2000
                                                         --------   --------
(In thousands)
Cash Flows from Operating Activities
          Net cash provided by operating activities      $  4,553   $  4,247

Cash Flows from Investing Activities
     Purchases of property, equipment, franchise and
       and development fees                                  (696)    (5,832)
     Proceeds from note receivable                            500          -
     Maturity of investments                                    -      2,658
                                                         --------   --------
          Net cash used in investing activities              (196)    (3,174)

Cash Flows from Financing Activities
     Repurchase of stock                                        -     (8,793)
     Proceeds from exercise of stock options                    -         72
     Proceeds from line of credit facility                      -      5,000
     Payments on credit line                               (3,000)         -
                                                         --------   --------
          Net cash (used in) provided by financing
            activities                                     (3,000)    (3,721)

Net increase (decrease) in cash                             1,357     (2,648)
Cash and cash equivalents at beginning of year              2,354      2,648
                                                         --------   --------

Cash and cash equivalents at end of period               $  3,711   $      -
                                                         ========   ========


See accompanying notes.

                        PJ AMERICA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

July 1, 2001

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the PJ America, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note 2 - Development Agreements

     Effective February, 2001, the Company merged all of its previous U.S. geographic development agreements with Papa John's International, Inc. ("PJI") into a single development agreement. In the new development agreement, the Company is required to open six restaurants in 2001, then eight restaurants per year through 2006.

     The Company's current development agreement in Puerto Rico requires it to open four restaurants per year in 2001 and 2002, and three restaurants in 2003. The Company is currently behind its Puerto Rico development agreement, and is in negotiations with PJI on various strategic alternatives, including sub-franchising, co-development and other options. The Company does not expect to open any restaurants in Puerto Rico in 2001.

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

Note 4 - Line of Credit Facility

     Effective January 31, 2001, the Company entered into a new $15.0 million unsecured revolving line of credit facility with an expiration date of January 31, 2003. Outstanding balances for this facility currently accrue interest at
100.0 basis points over LIBOR or at other prescribed rates at our option. The commitment fee on the unused balance is 25.0 basis points per annum. The increment over LIBOR and the commitment fee are determined quarterly based upon the ratio of total indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA). On July 1, 2001, $1.0 million was outstanding under this facility.

Note 5 - Plan of Merger and Commencement of Tender Offer

     On June 29, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with PJ Acquisition Corp., an entity formed by Douglas S. Stephens, President and C.E.O., Richard F. Sherman, Chairman of the Board, and other board members and significant shareholders (the "Investor Group"), which Investor Group owns collectively approximately 40% of the outstanding common stock of the Company.

     The decision of the Company's Board of Directors was based on the recommendation of a Special Committee of independent directors formed to represent the interests of stockholders other than the Investor Group. The Special Committee's recommendation was based in part on an opinion received from its financial advisor, Banc of America Securities LLC, that the consideration to be received is fair to the stockholders other than the Investor Group from a financial point of view. First Tennessee Securities Corporation is acting as financial advisor for the Investor Group and PJ Acquisition Corp.

     On July 20, 2001, PJ Acquisition Corp. and the Investor Group commenced a tender offer for the publicly-held shares of common stock of the Company at a price of $8.75 per share in cash. The tender offer will be followed by a merger transaction in which PJ Acquisition Corp. will acquire any remaining publicly-held shares of the Company. The offer is subject to certain conditions, including there being validly tendered and not withdrawn prior to the expiration of the offer a number of shares of the Company's common stock that together with shares already owned by PJ Acquisition Corp. and the investor group represent at least 90% of the then outstanding shares, absence of any material adverse change to the Company, and consummation of financing sufficient to complete the transactions. Following the completion of the tender offer, PJ Acquisition Corp. will acquire shares not tendered through a back-end merger at the same price as the tender offer.

     In addition, the Company announced an agreement in principle among parties to litigation filed in connection with the proposed Merger. Attorneys for the parties to that litigation have signed a Memorandum of Understanding describing the terms of the agreement in principle. Those terms make the agreement in principle subject, among other things, to review of the proposed settlement by the court and they would take effect only if the Merger is approved and consummated.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Restaurant Sales. Restaurant sales increased 2% to $28.2 million for the three months ended July 1, 2001, from $27.6 million for the comparable period in 2000, and 9% to $58.2 million for the six months ended July 1, 2001 from $53.5 million for the comparable period in 2000. These increases were primarily due to a 4% and 10% increase in the number of equivalent restaurants open during the three and six months ended July 1, 2001, respectively, as compared to 2000. "Equivalent restaurants" represents the number of restaurants open at the beginning of a given period, adjusted for restaurants opened, acquired, closed or sold during the period on a weighted average basis. Also, comparable sales decreased 1.4% and increased 1.0% in the three and six months ended July 1, 2001 respectively, from the comparable periods in 2000. The total average unit sales decreased 2.0% and 1.0% in the three and six months ended July 1, 2001 respectively from the comparable periods in 2000 due to the increase in restaurants in the Company's "New Markets", which primarily are restaurants located in Utah, California, Oregon, and Puerto Rico. Comparable stores sales for the second quarter were negatively impacted due to the timing of the "Anniversary" promotion, which ran in the first quarter of 2001 rather than the second quarter.

     Costs and Expenses. Cost of sales, which consists of food, beverage and paper costs, decreased as a percentage of restaurant sales to 28.4% and 28.7% for the three and six months ended July 1, 2001 respectively, from 30.3% and 30.0% for the comparable periods in 2000. These decreases are primarily attributable to lower cheese prices, and less discounting in the second quarter of 2001. All of the Company's restaurants in the domestic United States receive product from Papa John's International, Inc. ("PJI"), and each restaurant is charged the same price for product, regardless of the location of the restaurant. Rising market costs for cheese during the second quarter were mitigated by the fixed price of cheese to restaurants established at the beginning of the second quarter pursuant to its cheese pricing agreement through BIBP Commodities, Inc. However, the company expects substantially higher cheese prices for the remainder of 2001 pursuant to this agreement. In April 2001, cheese block prices began to rise dramatically going from $1.36 on April 2 to $1.60 per pound on May 9, 2001. The block price has further increased to $1.67 per pound, which is significantly higher than historical averages.

     Salaries and benefits, which consist of all store level employee wages, taxes, and benefits decreased slightly as a percentage of restaurant sales to 28.3% and 28.7% for the three and six months ended July 1, 2001 respectively, from 28.5% and 28.8% for the comparable periods in 2000. The slight decrease in salaries and benefits as a percentage of restaurant sales was primarily due to the sale and closure of underperforming stores and less restaurant openings in 2001, partially offset by a higher proportion of restaurants in New Markets, which have higher minimum wage rates.

     Other operating expenses include other restaurant level operating costs, the material components of which are advertising expenses, automobile mileage reimbursement for delivery drivers, rent, royalties, utility expenses, and pre-opening expenses. Other operating expenses increased as a percentage of restaurant sales to 27.5% and 27.2% for the three and six months ended July 1, 2001 respectively, from 25.9% and 25.6% for the comparable periods in 2000. These increases are primarily attributable to higher advertising, insurance and other operating expenses in the quarter, especially utility costs and a higher proportion of restaurants in the New Markets, which have higher occupancy costs.

     Depreciation and amortization decreased as a percentage of restaurant sales to 3.5% and 3.4% for the three and six months ended July 1, 2001 respectively, from 3.6% for the comparable periods in 2000. This decrease is primarily attributable to the impairment charge taken in the fourth quarter of 2000 which significantly lowered the depreciable cost of property and equipment and the intangible assets of certain underperforming restaurants.

     General and administrative expenses increased as a percentage of restaurant sales to 7.2% and 7.0% for the three and six months ended July 1, 2001 respectively, from 5.7% and 5.6% for the comparable periods in 2000. These increases were primarily due to the addition of corporate and field operations personnel necessary to support current operations, and less leverage on sales, primarily in New Markets. (The Company hired a Vice President of Training in March 2000 and a Chief Operating Officer in January 2001.) Also, in the fourth quarter of 2000, the Company increased salaries for its restaurant supervisors and corporate operations support personnel to bring base compensation closer to current market conditions.

     Other Income (expense). Other income (expense) which consists primarily of investment income offset by interest expense decreased $0.2 million for the six months ended July 1, 2001. During 2000, the Company used its available investment balance to partially fund stock repurchases, and thus the Company had a net debt position in the 2001 period. Also included in other income is the net impact of the gain on sale of restaurants, offset by store closure costs, and certain operations management restructuring and relocation costs. The net impact of all of these items was immaterial.

Liquidity and Capital Resources

     The Company requires capital primarily for the development of new restaurants, and for existing restaurant improvements. Capital expenditures of approximately $0.7 million for the six months ended July 1, 2001, were funded by cash flows from operations. Due to the reduction in planned openings of Puerto Rico restaurants, capital expenditures for 2001 will be less than originally anticipated.

     Cash flows from operations increased to $4.6 million for the six months ended July 1, 2001 from $4.2 million for the comparable period in 2000.

     Capital expenditures are expected to be approximately $2.0 million for 2001, all of which is expected to be for restaurant development and existing restaurant improvements. The Company also may acquire the operations of other Papa John's franchisees if such operations become available on terms satisfactory to the Company although no acquisitions are anticipated at this time. Capital resources at July 1, 2001 include $3.7 million of cash and $14.0 million remaining availability under the Company's $15.0 million line of credit facility. The Company plans to fund its capital expenditures through 2001 from available cash, cash generated from operations, and credit line availability.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Between March 23 and March 26, 2001, four substantially similar purported class actions styled Judith Barclay v. PJ America, Inc., et al., Civil Action No. 18758-NC, Lee Brenin v. Richard Sherman, et al., Civil Action No. 18765-NC, Walter B. Love v. PJ America, Inc. et al., Civil Action No. 18766-NC; and Jerry Osterberg, Jr. v. PJ America, Inc. et al., Civil Action No. 18767-NC were filed in the Court of Chancery of the State of Delaware in and for New Castle County alleging that the Investor Group's proposal was unfair to PJAM's public stockholders and that some or all of the individual defendants breached their fiduciary duties to PJAM's public stockholders and seeking injunctive relief and damages in connection with the Investor Group's proposal.

     On July 19, 2001, PJAM, the defendant directors and the named plaintiffs reached an agreement in principle with respect to the settlement of the litigation and counsel to each of the parties to the litigation entered into a Memorandum of Understanding agreeing (1) the lawsuits were a material factor considered by the Investor Group in determining to raise the per Share consideration to $8.75, (2) to use their best efforts to execute and seek court approval of a definitive settlement agreement without any admission of any breach of fiduciary duty or other wrongdoing on the part of the defendants and
(3) not to oppose an application by plaintiffs' counsel for attorney fees and expenses not to exceed $185,000 in the aggregate. PJAM anticipates that any settlement of this litigation will not have a material adverse effect on PJAM's financial condition, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit Number     Description
          --------------     -----------
               11            Statement regarding Computation of Earnings per
                             Common Share

     (b)  Current Reports on Form 8-K

          A current report on Form 8-K dated August 7, 2001, was filed announcing second quarter 2001 results and commencement of tender offer.

          A current report on Form 8-K dated June 29, 2001 was filed announcing a definitive merger agreement with PJ Acquisition Corp. Under the Agreement, PJ Acquisition Corp. will commence a tender offer at $8.75 per share, payable in cash.

          A current report on Form 8-K dated May 1, 2001 was filed announcing first quarter 2001 earnings and an outlook for the second quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PJ AMERICA, INC.



Date:  August 14, 2001                        /s/ D. Ross Davison
                                ------------------------------------------------
                                                D. Ross Davison
                                       Vice President of Administration,
                                     Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)